Form 10-Q
period 2016-04-30
MARVELL TECHNOLOGY GROUP LTD
filed 2016-08-10
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

The number of common shares of the registrant outstanding as of July 29, 2016 was 511.2 million shares.

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Reports on Form 10-Q for the first quarter of fiscal 2017 ended April 30, 2016, as a result of the resignation of our independent registered public accounting firm and an Audit Committee investigation as described in our Annual Report on Form 10-K for fiscal 2016 filed on July 21, 2016. As previously reported, we retained Deloitte & Touche LLP as our independent registered public accounting firm and the Audit Committee subsequently completed its investigation.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	April 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$780,222	$1,278,180
Short-term investments	835,018	1,004,569
Accounts receivable, net	280,658	323,300
Inventories	196,739	210,017
Prepaid expenses and other current assets	57,139	102,560

Total current assets	2,149,776	2,918,626
Property and equipment, net	283,584	299,540
Long-term investments	8,974	11,296
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	15,064	18,010
Other non-current assets	169,778	164,710

Total assets	$4,657,121	$5,442,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,697	$180,372
Accrued liabilities	107,731	132,060
Carnegie Mellon University accrued litigation settlement	—	736,000
Accrued employee compensation	128,783	121,631
Deferred income	54,488	55,722

Total current liabilities	484,699	1,225,785
Non-current income taxes payable	50,046	49,256
Other non-current liabilities	22,558	26,963

Total liabilities	557,303	1,302,004
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,022	1,015
Additional paid-in capital	3,038,732	3,028,921
Accumulated other comprehensive income (loss)	2,222	(795)
Retained earnings	1,057,842	1,110,982

Total shareholders’ equity	4,099,818	4,140,123

Total liabilities and shareholders’ equity	$4,657,121	$5,442,127

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net revenue	$540,822	$724,288
Operating costs and expenses:
Cost of goods sold	259,210	351,153
Research and development	240,458	280,114
Selling and marketing	31,379	36,174
General and administrative	31,995	40,435
Restructuring and other related charges	4,441	592
Amortization of acquired intangible assets	2,461	2,568

Total operating costs and expenses	569,944	711,036

Operating income (loss)	(29,122)	13,252
Interest and other income, net	1,488	5,167

Income (loss) before income taxes	(27,634)	18,419
Provision (benefit) for income taxes	(4,955)	4,329

Net income (loss)	$(22,679)	$14,090

Net income (loss) per share:
Basic	$(0.04)	$0.03

Diluted	$(0.04)	$0.03

Weighted average shares:
Basic	508,794	516,228

Diluted	508,794	527,167

Cash dividend declared per share	$0.06	$0.06

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net income (loss)	$(22,679)	$14,090
Other comprehensive income (loss), net of tax:
Net change in unrealized gain/loss on marketable securities	2,433	(1,860)
Net change in unrealized gain/loss on auction rate securities	—	(115)
Net change in unrealized gain/loss on cash flow hedges	584	1,747

Other comprehensive income (loss), net of tax	3,017	(228)

Comprehensive income (loss), net of tax	$(19,662)	$13,862

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income (loss)	$(22,679)	$14,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,788	26,620
Share-based compensation	24,453	33,221
Amortization of acquired intangible assets	2,946	3,053
Non-cash restructuring and other related charges	896	573
Other non-cash expense (income), net	1,361	(561)
Excess tax benefits from share-based compensation	—	(18)
Changes in assets and liabilities:
Accounts receivable	42,642	27,141
Inventories	13,598	(31,318)
Prepaid expenses and other assets	38,056	1,969
Accounts payable	19,922	17,125
Accrued liabilities and other non-current liabilities	(22,502)	(11,576)
Carnegie Mellon University accrued litigation settlement	(736,000)	—
Accrued employee compensation	7,152	(14,424)
Deferred income	(1,234)	(7,027)

Net cash provided by (used in) operating activities	(609,601)	58,868

Cash flows from investing activities:
Purchases of available-for-sale securities	(93,365)	(392,900)
Sales of available-for-sale securities	218,522	152,568
Maturities of available-for-sale securities	97,788	94,927
Purchases of time deposits	(50,000)	—
Purchases of technology licenses	(4,050)	(3,606)
Purchases of property and equipment	(6,542)	(7,334)
Purchase of equipment previously leased	—	(10,240)

Net cash provided by (used in) investing activities	162,353	(166,585)

Cash flows from financing activities:
Repurchase of common stock	—	(20,273)
Proceeds from employee stock plans	315	13,013
Minimum tax withholding paid on behalf of employees for net share settlement	(15,270)	(22,310)
Dividend payments to shareholders	(30,461)	(30,910)
Payments on technology license obligations	(5,294)	(4,067)
Excess tax benefits from share-based compensation	—	18

Net cash used in financing activities	(50,710)	(64,529)

Net decrease in cash and cash equivalents	(497,958)	(172,246)
Cash and cash equivalents at beginning of period	1,278,180	1,210,977

Cash and cash equivalents at end of period	$780,222	$1,038,731

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2017 and 2016 each has a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s unaudited condensed consolidated balance sheet as of April 30, 2016, the results of its operations for the three months ended April 30, 2016 and May 2, 2015, its comprehensive income (loss) for the three months ended April 30, 2016 and May 2, 2015, and its cash flows for the three months ended April 30, 2016 and May 2, 2015. The January 30, 2016 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed on July 21, 2016 with the Securities and Exchange Commission. The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board issued new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, which was effective for the Company beginning in the first quarter of fiscal 2017. The guidance provides a basis for evaluating whether a cloud computing arrangement includes a software license and whether the license arrangement should be accounted for as an intangible asset. This guidance also strikes from previous authoritative guidance, the use by analogy to the accounting for capital leases, which the Company applied in the accounting for certain of its technology license agreements. As such, the Company will account for any new agreements on a prospective basis in accordance with the new guidance and will re-evaluate the accounting for any renewals to existing license agreements. There was no significant impact from this change in accounting policy in the three months ended April 30, 2016.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	April 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$475,447	$2,032	$(349)	$477,130
U.S. government and agency debt	213,256	88	(96)	213,248
Asset backed securities	50,341	115	(17)	50,439
Time deposits	50,000	—	—	50,000
Foreign government and agency debt	15,504	4	(8)	15,500
Municipal debt securities	28,693	17	(9)	28,701

Total short-term investments	833,241	2,256	(479)	835,018
Long-term investments:
Available-for-sale:
Auction rate securities	8,974	—	—	8,974

Total long-term investments	8,974	—	—	8,974

Total investments	$842,215	$2,256	$(479)	$843,992

	January 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$558,337	$766	$(1,282)	$557,821
U.S. government and agency debt	317,595	64	(254)	317,405
Asset backed securities	76,711	81	(56)	76,736
Foreign government and agency debt	21,370	2	(14)	21,358
Municipal debt securities	31,211	45	(7)	31,249

Total short-term investments	1,005,224	958	(1,613)	1,004,569
Long-term investments:
Available-for-sale:
Auction rate securities	11,296	—	—	11,296

Total long-term investments	11,296	—	—	11,296

Total investments	$1,016,520	$958	$(1,613)	$1,015,865

As of April 30, 2016, the Company’s investment portfolio included auction rate securities with an aggregate par value of $10.0 million. Although these auction rate securities have continued to pay interest and the underlying collateral has not deteriorated, there

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is currently limited trading volume. The Company uses a discounted cash flow model to estimate the fair value of the auction rate securities based on its estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations.

The Company made a determination in January 2016 that it did not expect to recover the par value of these auction rate securities and considers any impairment of these securities to be other-than-temporary. There has been no change in circumstances since January 2016 based upon the current time horizon for holding these securities and the continuation of an illiquid market. Based on the Company’s assessment of fair value as of April 30, 2016, the Company determined there was no further impairment of these auction rate securities.

During the three months ended April 30, 2016, the Company sold auction rate securities, which had an aggregate par value of $2.5 million, for net proceeds of $2.4 million. The carrying value of these auction rate securities was previously written down to $2.3 million and, therefore, resulted in a gain of $0.1 million upon its sale.

Gross realized gains and gross realized losses on sales of available-for-sales securities are presented in the following table (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Gross realized gains	$388	$443
Gross realized losses	(224)	(107)

Total net realized gains	$164	$336

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	April 30, 2016		January 30, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$265,259	$265,285	$304,117	$304,035
Due between one and five years	558,663	560,405	689,847	689,279
Due over five years	18,293	18,302	22,556	22,551

	$842,215	$843,992	$1,016,520	$1,015,865

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	April 30, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$116,376	$(288)	$23,597	$(61)	$139,973	$(349)
U.S. government and agency debt	110,771	(90)	4,993	(6)	115,764	(96)
Asset backed securities	11,562	(17)	—	—	11,562	(17)
Foreign government and agency debt	8,847	(8)	—	—	8,847	(8)
Municipal debt securities	9,387	(8)	499	(1)	9,886	(9)

Total securities	$256,943	$(411)	$29,089	$(68)	$286,032	$(479)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 30, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$283,138	$(1,237)	$14,383	$(45)	$297,521	$(1,282)
U.S. government and agency debt	263,325	(254)	—	—	263,325	(254)
Asset backed securities	46,646	(56)	—	—	46,646	(56)
Foreign government and agency debt	16,458	(14)	—	—	16,458	(14)
Municipal debt securities	2,943	(5)	1,571	(2)	4,514	(7)

Total securities	$612,510	$(1,566)	$15,954	$(47)	$628,464	$(1,613)

Note 4. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	April 30, 2016	January 30, 2016
Inventories:
Work-in-process	$128,183	$131,471
Finished goods	68,556	78,546

Total inventories	$196,739	$210,017

	April 30, 2016	January 30, 2016
Property and equipment, net:
Machinery and equipment	$580,885	$578,627
Buildings	144,320	144,320
Computer software	99,272	102,928
Land	53,373	53,373
Building improvements	49,927	49,927
Leasehold improvements	50,838	50,192
Furniture and fixtures	25,658	27,119
Construction in progress	653	1,353

	1,004,926	1,007,839
Less: Accumulated depreciation and amortization	(721,342)	(708,299)

Total property and equipment, net	$283,584	$299,540

	April 30, 2016	January 30, 2016
Other non-current assets:
Technology and other licenses	$46,078	$48,770
Deferred tax assets	36,981	34,505
Investments in privately-held companies	5,804	5,804
Prepaid land use rights	13,045	13,123
Deposits	51,566	51,512
Other	16,304	10,996

Total other non-current assets	$169,778	$164,710

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	April 30, 2016	January 30, 2016
Accrued liabilities:
Accrued rebates	$20,346	$41,320
Accrued royalties	15,823	16,217
Technology license obligations	19,580	17,985
Accrued legal expense	8,218	9,761
Accrued litigation	3,350	3,830
Other	40,414	42,947

Total accrued liabilities	$107,731	$132,060

	April 30, 2016	January 30, 2016
Deferred income:
Net deferred revenue	$76,412	$77,935
Deferred cost of goods sold	(21,924)	(22,213)

Deferred income	$54,488	$55,722

	April 30, 2016	January 30, 2016
Other non-current liabilities:
Technology license obligations	$8,508	$12,461
Long-term accrued employee compensation	6,350	6,078
Other	7,700	8,424

Other non-current liabilities	$22,558	$26,963

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 30, 2016	$(656)	$—	$(139)	$(795)
Other comprehensive income before reclassifications	2,317	—	527	2,844
Amounts reclassified from accumulated other comprehensive loss	116	—	57	173

Other comprehensive income	2,433	—	584	3,017

Balance at April 30, 2016	$1,777	$—	$445	$2,222

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308
Other comprehensive income before reclassifications	(1,528)	(115)	803	(840)
Amounts reclassified from accumulated other comprehensive income (loss)	(332)	—	944	612

Other comprehensive income (loss)	(1,860)	(115)	1,747	(228)

Balance at May 2, 2015	$1,908	$(2,389)	$561	$80

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended
Affected Line Item in the Statement of Operations	April 30, 2016	May 2, 2015
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$(116)	$332
Cash flow hedges:
Research and development	(51)	(864)
Selling and marketing	(1)	(67)
General and administrative	(5)	(13)

Total	$(173)	$(612)

Consolidated Statement of Operations

	Three Months Ended
	April 30, 2016	May 2, 2015
Interest and other income, net:
Interest income	$3,442	$4,077
Net realized gain on investments	164	336
Foreign currency exchange gain (loss)	(1,941)	407
Other income (loss)	(59)	567
Interest expense	(118)	(220)

	$1,488	$5,167

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

	Three Months Ended
	April 30, 2016	May 2, 2015
Numerator:
Net income (loss)	$(22,679)	$14,090

Denominator:
Weighted average shares — basic	508,794	516,228
Effect of dilutive securities:
Share-based awards	—	10,939

Weighted average shares — diluted	508,794	527,167

Net income (loss) per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Weighted average shares outstanding:
Share-based awards	42,955	58,387

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from share-based awards are also excluded from the calculation of diluted earnings per share for the three months ended April 30, 2016 due to the reported net loss.

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	April 30, 2016	January 31, 2016
Israeli shekel	$11,301	$19,082

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations for the three months ended
	Location of Gains (Losses) in Statement of Operations	April 30, 2016	May 2, 2015
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$186	$(991)
	Selling and marketing	4	(77)
	General and administrative	22	(14)

		$212	$(1,082)

The portion of gains (losses) excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three months ended April 30, 2016 and May 2, 2015. In addition, realized losses from forward contracts that are not designated as hedging instruments that are included in interest and other income, net, were not material in the three months ended April 30, 2016 and May 2, 2015. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings, which was not material in the three months ended April 30, 2016 and May 2, 2015. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

Note 6. Fair Value Measurements

Fair value is an exit price representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency forward contracts, and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified as Level 3 assets because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. The auction rate securities are valued using a discounted cash flow model. Some of the inputs to the discounted cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of April 30, 2016.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s financial assets and liabilities that were accounted for at fair value. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$12,398	$—	$—	$12,398
Time deposits	—	136,733	—	136,733
U.S. government and agency debt	10,200	—	—	10,200
Corporate debt securities	—	5,796	—	5,796
Municipal debt securities	—	2,590	—	2,590
Short-term investments:
U.S. government and agency debt	213,248	—	—	213,248
Corporate debt securities	—	477,130	—	477,130
Asset backed securities	—	50,439	—	50,439
Time deposits	—	50,000	—	50,000
Foreign government and agency debt	—	15,500	—	15,500
Municipal debt securities	—	28,701	—	28,701
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	404	—	404
Long-term investments:
Auction rate securities	—	—	8,974	8,974
Other non-current assets:
Severance pay fund	—	735	—	735

Total assets	$235,846	$768,028	$8,974	$1,012,848

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements at January 30, 2016
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$160,400	$—	$—	$160,400
Time deposits	—	209,405	—	209,405
U.S. government and agency debt	184,374	—	—	184,374
Corporate debt securities	—	54,689	—	54,689
Short-term investments:
U.S. government and agency debt	317,405	—	—	317,405
Corporate debt securities	—	557,821	—	557,821
Asset backed securities	—	76,736	—	76,736
Foreign government and agency debt	—	21,358	—	21,358
Municipal debt securities	—	31,249	—	31,249
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	30	—	30
Long-term investments:
Auction rate securities	—	—	11,296	11,296
Other non-current assets:
Severance pay fund	—	678	—	678

Total assets	$662,179	$951,966	$11,296	$1,625,441

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$195	$—	$195

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Beginning balance	$11,296	$10,226
Sales and redemptions	(2,322)	—
Unrealized losses included in accumulated other comprehensive income	—	(115)

Ending balance	$8,974	$10,111

Note 7. Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets, net, are as follows (in thousands):

		April 30, 2016			January 30, 2016
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Purchased and core technology	4 - 8 years	$35,498	$(23,463)	$12,035	$35,498	$(21,910)	$13,588
Customer intangibles	5 - 7 years	28,600	(25,571)	3,029	28,600	(24,178)	4,422

Total intangible assets, net		$64,098	$(49,034)	$15,064	$64,098	$(46,088)	$18,010

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the identified intangible assets recorded at April 30, 2016, the future amortization expense of identified intangible assets for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2017	$7,696
2018	5,508
2019	1,860
2020 and thereafter	—

$15,064

Note 8. Restructuring and Other Related Charges

The following table provides detail of restructuring and other related charges as presented in the unaudited condensed consolidated statements of operations related to the restructuring actions described below (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Facilities and related costs	$3,631	$19
Release of reserves:
Severance	(86)	—

	3,545	19
Impairment loss and write-off of assets:
Equipment	896	573

Restructuring and other related charges	$4,441	$592

The Company recorded a total $4.4 million in the three months ended April 30, 2016, respectively, in connection with restructuring and other related charges as described in the following paragraphs:

In connection with the Company’s decision to further reduce its research and development operations in Israel announced in May 2015, the Company and the landlord of its facility located in Israel reached agreement for the Company to completely vacate and release certain floors back to the landlord for purposes of future sublease. As a result, the Company recorded a $3.6 million charge for the remaining lease obligation, net of estimated sublease income, associated with those floors it vacated.

In connection with the restructuring of its mobile platform business announced in September 2015, the Company also recorded net charges of $0.8 million, primarily for the write off of certain mobile-related equipment it originally identified as held for sale since it was unable to locate a buyer. Of the remaining actions that were expected to be completed in the first half of fiscal 2017 related to restructuring of the mobile platform business, substantially all of the activities were completed by the end of April 2016. Total cumulative charges recorded in fiscal 2016 through the three months ended April 30, 2016 related to this restructuring action were $45.3 million, which included $28.1 million of severance benefits, a $1.6 million loss on early contract termination, $7.6 million for impairment of technology licenses and certain equipment, and a $8.0 million write down of inventory.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 30, 2016	$1,155	$1,043	$1,644	$3,842
Restructuring charges	—	3,631	—	3,631
Net cash payments	(825)	(839)	(200)	(1,864)
Release of reserves	(86)	—	—	(86)
Exchange rate adjustment	8	95	—	103

Balance at April 30, 2016	$252	$3,930	$1,444	$5,626

The balance at April 30, 2016 for facilities and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2019.

Note 9. Income Tax

The income tax benefit for the three months ended April 30, 2016 included the current income tax benefit of $2.7 million, a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by a net increase in unrecognized tax benefits of $0.2 million. The net increase in unrecognized tax benefits arose from penalties and interest of $0.7 million accrued on the outstanding unrecognized tax benefit balance, partially offset by the release of $0.5 million due to expiration of the statute of limitations in a non-U.S. jurisdiction.

The income tax provision for the three months ended May 2, 2015 included the current income tax liability of $4.3 million, plus an additional provision of $3.1 million related to a $15.4 million payment to the Company’s former Chief Executive Officer, which were offset by a net reduction in unrecognized tax benefits of $3.1 million. The net reduction in unrecognized tax benefits arose from the release of $4.0 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction, which was partially offset by penalties and interest of $0.9 million accrued on the outstanding unrecognized tax benefit balance.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $16.3 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.9 million and $3.3 million in the three months ended April 30, 2016 and May 2, 2015, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended April 30, 2016 and $0.01 per share for the three months ended May 2, 2015.

The Company’s principal source of liquidity as of April 30, 2016 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $760 million was held by foreign subsidiaries (outside Bermuda). Approximately $570 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $175 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of April 30, 2016, these foundries had incurred approximately $168.5 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

As of April 30, 2016, the Company has an accrued litigation balance of $3.4 million related to certain legal proceedings in the section described below. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania (“W.D. of Pennsylvania”). CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Based on post-trial motions and decisions, the W.D. of Pennsylvania calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the W.D. of Pennsylvania entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. On August 4, 2015, the W.D. of Pennsylvania in a three-judge panel issued an opinion affirming in part, reversing in part, and vacating and remanding in part. On February 16, 2016, the Company and CMU entered into a Settlement Agreement and Patent License pursuant to which the Company has agreed to pay an aggregate of $750 million, without any ongoing royalty payments, to CMU and the parties have agreed to mutually acceptable release, license and covenant not to sue provisions. Please see “Note 13 – Carnegie Mellon University Settlement” for additional information on the effect of the settlement. The Company expects the action to be finally dismissed in the third quarter of fiscal 2017, approximately 6 months after payment of the full amount of the settlement payment. In connection with the settlement, the primary supersedeas bond that the Company entered into in connection with this litigation was reduced to $439 million and the secondary bond, which is secured, was adjusted to $311 million. All of the Company’s obligations under both bonds were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. Any bond specific indemnity agreement will be terminated and released upon final dismissal of the action.

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

On May 4, 2010, Marvell Semiconductor, Inc. (“MSI”) filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the E.D. of Texas issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California (“N.D. of California”); the case was formally transferred on August 23, 2010. On

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. On August 16, 2013, the N.D. of California granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. On November 7, 2014, on summary judgment, the N.D. of California found that all the patents-in-suit were either invalid or not infringed. On December 1, 2014, the N.D. of California entered a judgment in favor of defendants and awarded defendants’ costs. On December 29, 2014, USEI filed a motion to alter or amend the N.D. of California’s summary judgment order, which the N.D. of California denied on March 31, 2015. On April 24, 2015, USEI filed its notice of appeal. On April 25, 2016, the Federal Circuit affirmed the N.D. of California’s judgment in favor of MSI. On June 29, 2016, the Federal Circuit denied USEI’s petition for rehearing.

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

On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss. The hearing on the motions to dismiss took place on July 29, 2016 and the court took the matter under submission.

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

On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $131.4 million at April 30, 2016.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the settlement that was reached with CMU for a total $750 million in February 2016, the primary supersedeas bond that the Company entered into was reduced to $439 million and the secondary bond was adjusted to $311 million and both were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. The underlying indemnity agreements will terminate upon the final dismissal of the case which the Company expects will occur in the third quarter of fiscal 2017. For additional information, see CMU litigation under “Contingencies” above.

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

Note 11. Shareholders’ Equity

Stock Plans

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 30, 2016	40,874	$13.59	2,156	$15.43	43,030	$13.68
Granted	1,881	$9.78	—		1,881	$9.78
Exercised	(45)	$7.00	—		(45)	$7.00
Canceled/Forfeited	(1,849)	$22.90	(2,156)	$15.43	(4,005)	$18.88

Balance at April 30, 2016	40,861	$13.00	—		40,861	$13.00

Vested or expected to vest at April 30, 2016	38,788	$12.99

Exercisable at April 30, 2016	24,777	$12.98

For time-based stock options vested and expected to vest at April 30, 2016, the aggregate intrinsic value was $10.9 million and the weighted average remaining contractual term was 5.8 years. For time-based stock options exercisable at April 30, 2016, the aggregate intrinsic value was $10.3 million and the weighted average remaining contractual term was 4.5 years. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2016 and May 2, 2015 was $0.1 million and $6.3 million, respectively. The market-based stock options automatically expired in April 2016 since the market price conditions were not met within the required five years from date of grant. The Company’s closing stock price of $9.98 as reported on the NASDAQ Global Select Market for all in-the-money options as of April 29, 2016 was used to calculate the aggregate intrinsic value.

As of April 30, 2016, the unamortized compensation expense for time-based stock options was $36.2 million and market-based stock options were fully amortized in fiscal 2014. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.1 years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based		Market-Based		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 30, 2016	8,343	$13.57	977	$14.43	353	$12.24	9,673	$13.61
Granted	7,394	$9.43	—		—		7,394	$9.43
Vested	(4,946)	$14.16	(155)	$14.15	—		(5,101)	$14.16
Canceled/Forfeited	(218)	$12.85	(822)	$14.49	(299)	$12.24	(1,339)	$13.72

Balance at April 30, 2016	10,573	$10.41	—		54	$12.24	10,627	$10.42

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

The aggregate intrinsic value of restricted stock units expected to vest as of April 30, 2016 was $95.1 million. The number of restricted stock units that are expected to vest is 9.5 million shares. As of April 30, 2016, unamortized compensation expense related to restricted stock units was $93.6 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

During the three months ended April 30, 2016 and May 2, 2015, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). As of April 30, 2016, there was $38.4 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

There were no share repurchases during the three months ended April 30, 2016. The Company repurchased 1.4 million of its common shares for $22.1 million during the three months ended May 2, 2015. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of April 30, 2016, a total of 241.6 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.1 billion in cash and there was $182.6 million remaining available for future share repurchases. The Company has made no subsequent share repurchases since its third quarter of fiscal 2016.

Dividends

The Company paid the following cash dividends:

	Three Months Ended
	April 30, 2016	May 2, 2015
Cash dividend per share	$0.06	$0.06

Total payment to shareholders (in thousands)	$30,461	$30,910

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

On May 18, 2016, the Company announced that its board of directors declared a cash dividend of $0.06 per share paid on July 12, 2016 to shareholders of record as of June 14, 2016.

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015
Cost of goods sold	$1,802	$1,547
Research and development	24,396	24,781
Selling and marketing	2,942	2,577
General and administrative	(4,687)	4,316

	$24,453	$33,221

Upon the termination of certain members of our executive management in April 2016, it was determined that the vesting in certain of their unvested stock awards was not probable. As a result, the Company recorded a $6.9 million reversal of the previously recognized related share-based compensation expense in the first quarter of fiscal 2017. Share-based compensation capitalized in inventory was $1.8 million at April 30, 2016 and $1.5 million at January 30, 2016.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model:

	Three Months Ended
	April 30, 2016	May 2, 2015
Time-based Stock Options:
Weighted average fair value	$2.87	$4.54
Expected volatility	40%	34%
Expected term (in years)	5.2	5.4
Risk-free interest rate	1.3%	1.5%
Expected dividend yield	2.5%	1.6%

Under the ESPP, there were no stock purchase rights granted in the three months ended April 30, 2016 and May 2, 2015.

Note 13. Carnegie Mellon University Settlement

In February 2016, the Company and CMU settled their patent infringement lawsuit pursuant to a court-ordered mediation and entered into a Settlement Agreement and Patent License (the “Agreement”). The parties agreed to mutual release of claims, license and covenant not to sue provisions for which the Company paid an aggregate of $750 million to CMU in the three months ended April 30, 2016. See CMU litigation under “Note 10 – Commitments and Contingencies” for further information about the lawsuit.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The $654.7 million for the mutual release of claims and covenant not to sue was recorded in fiscal 2016 as a settlement charge in operating expenses since there is no future benefit. The $81.3 million license fee was recorded in fiscal 2016 as a charge in cost of goods sold for past use of the license. The $14.0 million representing the future use of the license, is to be recognized in cost of goods sold over the remaining term of the license from February 2016 through April 2018. Accordingly, the Company recorded $1.6 million to cost of goods sold in the three months ended April 30, 2016.

The Company considered its existing cash, cash equivalents and short-term investments was sufficient to cover payment of the $750 million settlement, and in April 2016, the Company completed full payment of the $750 million to CMU.

Note 14. Changes in the Company’s Organization

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

Also in April 2016, the Company announced that it entered into an agreement with Starboard Value LP (“Starboard”), regarding the composition of its Board of Directors. Under the terms of the agreement, the Company elected Peter A. Feld, Richard S. Hill, Oleg Khaykin, Michael Strachan and Robert Switz to serve on its board. The agreement specifies that the Board will recommend and the Company will support and solicit proxies only for the election at the 2016 annual general meeting of Messrs. Feld, Hill, Khaykin, Murphy, Strachan and Switz and the four independent directors serving on the Board immediately prior to the execution of the agreement, Dr. Juergen Gromer, Dr. John G. Kassakian, Arturo Krueger and Dr. Randhir Thakur.

In May 2016, Mr. Hill replaced Dr. Sutardja as the Chairman of the Board. In June 2016, the Board of Directors appointed Matthew J. Murphy to serve as the Company’s President and Chief Executive Officer, effective July 11, 2016. Ms. Strelar-Migotti and Dr. Alexopoulos returned to their roles as Executive Vice Presidents of the Company effective upon Mr. Murphy’s commencement of employment.

Upon the commencement of Mr. Murphy’s employment, the Board subsequently appointed Richard S. Hill, the Chairman of the Board, as the Company’s Interim Principal Executive Officer, to serve in that capacity until the Company files its Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 (“Q217 Form 10-Q”). Mr. Murphy will assume the role of the Company’s principal executive officer immediately following the filing of the Q217 Form 10-Q. Mr. Murphy also joined the Board of Directors on July 11, 2016.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our dependence upon the hard disk drive and wireless markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal proceedings;

•	our dependence on a small number of customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhance products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the effects of transitioning to smaller geometry process technologies;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	the effects of any potential acquisitions or investments;

•	our ability to protect our intellectual property;

•	the impact and costs associated with changes in international financial and regulatory conditions; and

•	our maintenance of an effective system of internal controls.

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) and System-in-a-Package devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages embedded central processing unit technology. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), wireless connectivity, and multimedia solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. As a fabless integrated circuit company, we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products, and significantly reduces the amount of capital we need to invest in manufacturing products.

In the first quarter of fiscal 2017, we saw revenue decline by 12% sequentially from the fourth quarter of fiscal 2016, mainly due to normal seasonal weakness compounded by a decline in the HDD market and the previously anticipated drop off in our mobile and wireless sales as a result of the Company’s decision to exit the mobile handset platform business. Despite the aforementioned declines, sales of our networking and solid state drive (“SSD”) products increased in the first quarter of fiscal 2017 and partially offset weakness in other areas. Revenue for the first quarter of fiscal 2017 declined 25% on a year-over-year basis compared to the first quarter of fiscal 2016, which was mainly driven by a decline in the HDD market, soft demand for our networking products, and the anticipated decline in our mobile and wireless sales as a result of restructuring the mobile handset platform business. There was also no effect on revenue for the first quarter of fiscal 2017 related to pull-in transactions since our policy is not to engage in such transactions beginning in fiscal 2017.

•

In the storage market, our HDD SoC revenues were negatively affected by continued pressure on overall HDD industry builds, which is correlated with a persistently weak PC demand environment. The HDD decline was partially offset by growth in SSD controller sales, which was driven by improved demand for SSDs. We continue to invest in comprehensive solutions that build upon our leading position in the storage market.

•

In the networking market, sales of our networking solutions grew sequentially in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016 due to increased demand for enterprise and datacenter applications. In fiscal 2016, we focused our engineering and marketing efforts to our core networking technologies for Ethernet switches, PHYs and embedded networking processors. These efforts enable us to address growth opportunities in cloud data center, enterprise and carrier migration towards infrastructure with higher bandwidths and speed, as well as opportunities that arise from our investment in 5G network products. These efforts have started to manifest in a number of new designs that will enable growth of our networking revenues and improve our market share.

•

In the wireless connectivity market, our wireless connectivity revenues declined in the first quarter of fiscal 2017 given sales for handset-oriented wireless connectivity combo chips were unfavorably affected by our decision to restructure the mobile platform business announced in September 2015. The decline in the mobile handset-related business was partially offset by increased demand from gaming and multimedia applications. We continue to see greater demand and growth opportunities in enterprise access points, gaming and set top box/streaming devices with our new generation of WiFi solutions. We believe the increased bandwidth of our new solutions with advanced signal processing and location capabilities will enable a significant upgrade cycle in enterprise, service provider and connected home appliances.

•

In the mobile market, sales of our mobile solutions, which include our integrated applications processor/baseband modem solutions, declined due to the anticipated drop off from restructuring our mobile handset platform business. We entered the final phases of restructuring this business and anticipate the ramp down in revenues to continue through fiscal 2017.

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs. Our cash, cash equivalents and short-term investments were $1.6 billion at April 30, 2016. We used cash flow from operations of $609.6 million during the first quarter of fiscal 2017. We also paid cash dividends of $0.06 per share for a total of $30.5 million in the first quarter of fiscal 2017. In May 2016, we announced a dividend of $0.06 per share that was paid in the second quarter of fiscal 2017.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue was 17% from one customer and 11% from a second customer for the three months ended April 30, 2016. Net revenue was 20% from one customer, 14% from a second customer and 10% from a third customer for the three months ended May 2, 2015. We also had net revenue from one distributor representing 11% and 12% for the three months ended April 30, 2016 and May 2, 2015, respectively. We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 94% and 95% of our net revenue for the three months ended April 30, 2016 and May 2, 2015, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 30, 2016.

Results of Operations

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 30, 2016	May 2, 2015
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	47.9	48.5
Research and development	44.5	38.7
Selling and marketing	5.8	5.0
General and administrative	5.9	5.6
Restructuring and other related charges	0.8	0.1
Amortization of acquired intangible assets	0.5	0.3

Total operating costs and expenses	105.4	98.2

Operating income (loss)	(5.4)	1.8
Interest and other income, net	0.3	0.7

Income (loss) before income taxes	(5.1)	2.5
Provision (benefit) for income taxes	(0.9)	0.6

Net income (loss)	(4.2)%	1.9%

Three months ended April 30, 2016 and May 2, 2015

Net Revenue

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Net revenue	$540,822	$724,288	(25.3)%

Net revenue for the three months ended April 30, 2016 decreased by $183.5 million compared to the three months ended May 2, 2015 due to overall lower sales of products to customers, as we experienced a decline in demand from certain key customers in the storage end market combined with expected lower sales of products in our mobile end market, where we have undertaken a significant restructuring as announced in September 2015. Unit shipments were 30% lower while weighted average selling prices increased 8% in the three months ended April 30, 2016, compared to the three months ended May 2, 2015, for an overall decline of 25%.

From time to time prior to fiscal 2017, our customers agreed to take shipments in an earlier fiscal quarter than the fiscal quarter they originally requested delivery. When such agreement would not have occurred but for the request made by Marvell, we refer to such transactions internally as “pull-ins.” Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and, as a result, there were no such transactions in the first quarter of fiscal 2017. Net revenue related to pull-in sales for shipments taken early by our customers were approximately 9% of net revenue in the first quarter of fiscal 2016.

Cost of Goods Sold

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Cost of goods sold	$259,210	$351,153	(26.2)%
% of net revenue	47.9%	48.5%

Cost of goods sold as a percentage of net revenue was lower for the three months ended April 30, 2016 primarily due to overall lower net revenue. Cost of goods sold as a percentage of net revenue was lower due to improvement in the mix of products, as revenue from our mobile and wireless products, which have a higher average cost of goods sold as a percentage of revenue, continued to decline. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Share-Based Compensation Expense

	Three Months Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Cost of goods sold	$1,802	$1,547
Research and development	24,396	24,781
Selling and marketing	2,942	2,577
General and administrative	(4,687)	4,316

	$24,453	$33,221

Share-based compensation expense decreased by $8.8 million for the three months ended April 30, 2016 compared to the three months ended May 2, 2015. The decrease is attributable to lower headcount due to the restructuring of the mobile platform business in September 2015, combined with the effect from a $6.9 million reversal of previously recognized expense associated with unvested stock awards for which vesting was determined as not probable upon the termination in April 2016 of certain members of our executive management. These decreases were partially offset by an increase in expense associated with the employee stock purchase plan from the effect of a reset of the offering price in December 2015.

Restructuring and other related charges

	Three Months Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Restructuring and other related charges	$4,441	$592

We recorded a total of $4.4 million in restructuring charges in the three months ended April 30, 2016 primarily related to the vacating of certain floors of our facility in Israel, for which we recorded a $3.6 million charge for the remaining lease obligation, net of estimated sublease income, associated with those floors. There were no other significant activities that occurred in the three months ended April 30, 2016. See “Note 8 – Restructuring and Other Related Charges” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Research and Development

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Research and development	$240,458	$280,114	(14.2)%
% of net revenue	44.5%	38.7%

Research and development expense decreased by $39.7 million for the three months ended April 30, 2016 compared to the three months ended May 2, 2015. The decrease was attributable to $26.2 million of lower personnel-related costs due to headcount reduction for which a large part was from the restructuring of our mobile platform business announced in September 2015, which has substantially been completed. As a result, we anticipate total annual cost savings of approximately $130 million in lower research and development expenses for fiscal 2017. The decrease also reflects $5.6 million of lower spending for third-party vendor and non-recurring engineering services, and a reduction in depreciation and amortization expense of $4.1 million as certain equipment has become fully amortized.

Selling and Marketing

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Selling and marketing	$31,379	$36,174	(13.3)%
% of net revenue	5.8%	5.0%

Selling and marketing expense decreased by $4.8 million for the three months ended April 30, 2016 compared to the three months ended May 2, 2015. The decrease was attributable to a decrease of $4.5 million for certain marketing advertisement costs that were incurred due to a special program combined with $0.5 million of lower personnel-related costs due to headcount reduction from the restructuring of our mobile platform business announced in September 2015.

General and Administrative

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
General and administrative	$31,995	$40,435	(20.9)%
% of net revenue	5.9%	5.6%

General and administrative expense decreased by $8.4 million for the three months ended April 30, 2016 compared to the three months ended May 2, 2015. The decrease reflects the effect of a $15.4 million charge for a cash payment to our former Chief Executive Officer approved by the Company’s Executive Compensation Committee included in the three months ended May 2, 2015 that is not included in the three months ended April 30, 2016 combined with $2.0 million of lower costs for the surety bonds related to the litigation with CMU. In addition, the decrease included a $6.9 million reversal of previously recognized share-based compensation expense related to certain members of our executive management for which the vesting was determined not probable upon their termination in April 2016. These decreases were partially offset by increases due to higher legal expenses of $8.3 million mainly associated with certain accounting and internal control matters that are the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney, and which were also investigated by the Company’s Audit Committee, beginning in the second quarter of fiscal 2016, combined with $7.6 million of higher professional fees, primarily for audit-related services.

Amortization of Acquired Intangible Assets

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$2,461	$2,568	(4.2)%
% of net revenue	0.5%	0.3%

Amortization of acquired intangible assets decreased by $0.1 million for the three months ended April 30, 2016 compared to the three months ended May 2, 2015. The decrease reflects the decline in amortization expense of acquired intangible assets as certain intangible assets have become fully amortized.

Interest and Other Income, Net

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Interest and other income, net	$1,488	$5,167	(71.2)%
% of net revenue	0.3%	0.7%

Interest and other income, net, decreased by $3.7 million for the three months ended April 30, 2016 compared to the three months ended May 2, 2015, primarily due to the recognition of foreign currency losses from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar weakened during the three months ended April 30, 2016 compared to the three months ended May 2, 2015. In addition, we had lower interest income due to overall lower interest rates and average cash balances.

Provision (benefit) for Income Taxes

	Three Months Ended
	April 30, 2016	May 2, 2015	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(4,955)	$4,329	(214.5)%

We had an effective tax rate of 17.9% in the three months ended April 30, 2016. Our income tax benefit for the three months ended April 30, 2016 included the current income tax benefit of $2.7 million and a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by a net increase in unrecognized tax benefits of $0.2 million. The net increase in unrecognized tax benefits arose from penalties and interest of $0.7 million accrued on the outstanding unrecognized tax benefit balance, partially offset by the release of $0.5 million due to expiration of the statute of limitations in a non-U.S. jurisdiction.

We had an effective tax rate of 23.5% in the three months ended May 2, 2015. Our income tax provision for the three months ended May 2, 2015 included the current income tax liability of $4.3 million, plus an additional provision of $3.1 million related to a $15.4 million payment to the Company’s former Chief Executive Officer, which were offset by a net reduction in unrecognized tax benefits of $3.1 million. The net reduction in unrecognized tax benefits arose from the release of $4.0 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction, which was partially offset by penalties and interest of $0.9 million accrued on the outstanding unrecognized tax benefit balance.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $16.3 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.9 million and $3.3 million in the three months ended April 30, 2016 and May 2, 2015, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended April 30, 2016 and $0.01 per share for the three months ended May 2, 2015.

Liquidity and Capital Resources

Our principal source of liquidity as of April 30, 2016 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $760 million was held by foreign subsidiaries (outside Bermuda). Approximately $570 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $175 million.

We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.

On May 18, 2016, we announced that our board of directors declared a cash dividend of $0.06 per share paid on July 12, 2016 to shareholders of record as of June 14, 2016.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $609.6 million for the three months ended April 30, 2016. The cash outflows from operations for the three months ended April 30, 2016 were due to $22.7 million of net loss adjusted for $51.4 million of non-cash items and changes in working capital of $638.3 million. The cash outflow from working capital for the three months ended April 30, 2016 was primarily driven by the decrease in the CMU accrued litigation settlement that was fully paid in the three months ended April 30, 2016. The effect on such decreases in working capital was partially offset by the cash inflow to working capital from decreases in accounts receivable due to lower sales, decrease in prepaid expenses and other assets due to receipt of $53.7 million cash for unsettled trades of available-for-sale securities, and inventories, combined with an increase in accounts payable.

Net cash provided by operating activities was $58.9 million for the three months ended May 2, 2015. The cash inflows from operations for the three months ended May 2, 2015 were primarily due to $14.1 million of net income adjusted for $62.9 million of non-cash items and changes in working capital of $18.1 million.

Cash Flows from Investing Activities

Net cash generated from investing activities was $162.4 million for the three months ended April 30, 2016 compared to net cash used in investing activities of $166.6 million for the three months ended May 2, 2015. For the three months ended April 30, 2016 net cash generated from investing activities was primarily driven by sales and maturities of available-for-sale securities of $316.3 million. This increase was partially offset by payments of $93.4 million for the purchase of available-for-sale securities and $50.0 million for the purchase of time deposits.

For the three months ended May 2, 2015, net cash used in investing activities of $166.6 was primarily due to net cash outflows from purchases of available-for-sales securities of $392.9 million less the sales and maturities of available-for-sale securities of $247.5 million and the payment of $10.2 million purchase of equipment previously leased.

Cash Flows from Financing Activities

Net cash used in financing activities was $50.7 million for the three months ended April 30, 2016 compared to net cash used in financing activities of $64.5 million for the three months ended May 2, 2015. For the three months ended April 30, 2016, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $30.5 million and $15.3 million minimum tax withholding payments on behalf of employees for net share settlements.

Net cash used in financing activities of $64.5 million for the three months ended May 2, 2015 was primarily attributable to payments of our quarterly dividends of $30.9 million and repurchase of our common shares in the open market for $20.3 million under our share repurchase program. In addition, we paid $22.3 million for the minimum tax withholding on behalf of employees for net share settlements, which was partially offset by $13.0 million proceeds from the issuance of our common shares under our share-based plans.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2016, we were not involved in any unconsolidated SPE transactions.

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

On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $131.4 million at April 30, 2016.

In connection with the settlement that was reached with CMU for a total $750 million in February 2016, the primary supersedeas bond that the Company entered into has been reduced to $439 million and the secondary bond has been adjusted to $311 million. For additional information, see CMU litigation in “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We presented our contractual obligations at January 30, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended April 30, 2016, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of April 30, 2016. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of April 30, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $9.9 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any significant cash flow impact.

As of April 30, 2016, our investment portfolio included auction rate securities with an aggregate par value of $10.0 million classified as long-term investments. Although these auction rate securities have continued to pay interest and the underlying collateral has not deteriorated, there is currently limited trading volume. We use a discounted cash flow model to estimate the fair value of the auction rate securities based on its estimated timing and amount of future interest and principal payments. In developing the discounted cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations.

We made a determination in January 2016 that we did not expect to recover the par value of these auction rate securities and consider any impairment of these securities to be other-than-temporary. There has been no change in circumstances since January 2016 based upon the current time horizon for holding these securities and the continuation of an illiquid market. Based on our assessment of fair value as of April 30, 2016, we determined there was no further impairment of these auction rate securities.

During the three months ended April 30, 2016, we sold auction rate securities, which had an aggregate par value of $2.5 million, for net proceeds of $2.4 million. The carrying value of these auction rate securities was previously written down to $2.3 million, and therefore, resulted in a gain of $0.1 million upon its sale.

Investment Risk. We invest in equity instruments of privately-held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. The carrying value of these equity investments was $5.8 million at April 30, 2016, and was included in other non-current assets in our consolidated balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 4.6%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposure.

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

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of April 30, 2016, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2016 because of certain material weaknesses in our internal control over financial reporting as of April 30, 2016 as follows:

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

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Since identifying the material weaknesses in our internal control over financial reporting, we have developed and are implementing remediation plans to fully address these control failures. Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to maintaining strong and effective internal controls over financial reporting and a strong internal control environment.

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

Process to Identify Contingencies, Including Those Related to the Company’s Intellectual Property

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

•	We continue to enhance our patent disclosure and assignment policy, and have adopted an augmented patent disclosure and assignment process.

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

Aside from the above remediations, we reconstituted the memberships and chairmanships of the audit committee, the executive compensation committee and the nominating and governance committees in May 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2015 through April 30, 2016, our common shares traded as low as $7.40 and as high as $16.78 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 29% and 34% of our net revenue for the three months ended April 30, 2016 and May 2, 2015, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 10 – Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Note 10”) for a more detailed description of a number of the litigation matters in which we are currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, the settlement of a lawsuit with Carnegie Mellon University resulted in a payment by us of $750 million as described further in Note 10.

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

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of April 30, 2016. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As with any material weakness, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Commodity Prices

We are also subject to risk from fluctuating market prices of certain commodity raw materials, including gold and copper, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. For example, we believe the success of Final-Level Cache (“FLCTM”) technology may be an important factor in the future growth of the company. If FLCTM technology fails to function in actual product development at the level required for market acceptance, or if our customers do not readily embrace the technology as quickly as we would anticipate, our future results may be impacted. No revenue was derived from FLC TM related products in fiscal 2016 and we anticipate no revenue in fiscal 2017 as these products are still in development. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

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

We had approximately $2.0 billion of goodwill and $15.1 million of acquired intangible assets, net on our consolidated balance sheet as of April 30, 2016. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have identified that our business operates as a single operating segment with two components (Storage, and Smart Networked Devices and Solutions), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we may have an impairment of goodwill in one of our reporting units.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers with operations in Asia represented approximately 94% of our net revenue in the three months ended April 30, 2016 and 96% of our net revenue in each of fiscal 2015 and 2016.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past. For instance, we have had a dispute with Dr. Sehat Sutardja, our former Chief Executive Officer and a current member of our board of directors, related to his stated belief of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent applications to Marvell. Our Audit Committee investigated this claim and concluded that the FLC invention was owned by the Company. To the extent that any third party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.

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

In May 2012, we announced the declaration of our first quarterly cash dividend. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of our company and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law. A reduction in, a delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended April 30, 2016.

Issuer Purchases of Equity Securities

There were no share repurchases during the three months ended April 30, 2016.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Memorandum of Association of Marvell Technology Group Ltd.	S-1	333-33086	3.1	3/23/2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/13/2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/6/2006

10.1	Agreement between Marvell Technology Group Ltd. and Starboard Value LP	8-K	000-30877	10.1	4/27/2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: August 10, 2016	By:	/s/ DAVID P. EICHLER
David P. Eichler
Interim Chief Financial Officer
(Principal Financial Officer)