Form 10-Q
period 2016-07-30
MARVELL TECHNOLOGY GROUP LTD
filed 2016-09-08
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

The number of common shares of the registrant outstanding as of August 26, 2016 was 511.7 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	July 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$718,752	$1,278,180
Short-term investments	905,257	1,004,569
Accounts receivable, net	348,683	323,300
Inventories	202,717	210,017
Prepaid expenses and other current assets	54,870	102,560

Total current assets	2,230,279	2,918,626
Property and equipment, net	274,774	299,540
Long-term investments	8,974	11,296
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	12,118	18,010
Other non-current assets	160,586	164,710

Total assets	$4,716,676	$5,442,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,950	$180,372
Accrued liabilities	112,976	132,060
Carnegie Mellon University accrued litigation settlement	—	736,000
Accrued employee compensation	106,513	121,631
Deferred income	72,049	55,722

Total current liabilities	504,488	1,225,785
Non-current income taxes payable	35,817	49,256
Other non-current liabilities	17,283	26,963

Total liabilities	557,588	1,302,004
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,022	1,015
Additional paid-in capital	3,075,579	3,028,921
Accumulated other comprehensive income (loss)	4,015	(795)
Retained earnings	1,078,472	1,110,982

Total shareholders’ equity	4,159,088	4,140,123

Total liabilities and shareholders’ equity	$4,716,676	$5,442,127

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net revenue	$626,404	$710,492	$1,167,226	$1,434,780
Operating costs and expenses:
Cost of goods sold	287,608	461,719	546,818	812,872
Research and development	228,891	285,641	469,349	565,755
Selling and marketing	31,067	30,841	62,446	67,015
General and administrative	36,150	35,243	68,145	75,678
Carnegie Mellon University litigation settlement	—	654,667	—	654,667
Restructuring and other related charges	721	13,000	5,162	13,592
Amortization of acquired intangible assets	2,461	2,568	4,922	5,136

Total operating costs and expenses	586,898	1,483,679	1,156,842	2,194,715

Operating income (loss)	39,506	(773,187)	10,384	(759,935)
Interest and other income, net	6,284	6,790	7,772	11,957

Income (loss) before income taxes	45,790	(766,397)	18,156	(747,978)
Provision (benefit) for income taxes	(5,515)	5,543	(10,470)	9,872

Net income (loss)	$51,305	$(771,940)	$28,626	$(757,850)

Net income (loss) per share:
Basic	$0.10	$(1.49)	$0.06	$(1.47)

Diluted	$0.10	$(1.49)	$0.06	$(1.47)

Weighted average shares:
Basic	511,235	516,368	510,014	516,298

Diluted	514,314	516,368	513,669	516,298

Cash dividend declared per share	$0.06	$0.06	$0.12	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net income (loss)	$51,305	$(771,940)	$28,626	$(757,850)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	1,976	(1,458)	4,409	(3,318)
Net change in unrealized gain (loss) on auction rate securities	—	12	—	(103)
Net change in unrealized gain (loss) on cash flow hedges	(183)	88	401	1,835

Other comprehensive income (loss), net of tax	1,793	(1,358)	4,810	(1,586)

Comprehensive income (loss), net of tax	$53,098	$(773,298)	$33,436	$(759,436)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income (loss)	$28,626	$(757,850)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53,980	51,811
Share-based compensation	61,649	69,895
Amortization of acquired intangible assets	5,892	6,106
Non-cash restructuring and related charges	1,025	1,473
Other non-cash expense, net	1,950	1,721
Excess tax benefits from share-based compensation	(5)	(25)
Changes in assets and liabilities:
Accounts receivable	(25,383)	3,234
Inventories	7,234	(18,415)
Prepaid expenses and other assets	(9,035)	11,328
Accounts payable	40,359	11,958
Accrued liabilities and other non-current liabilities	(30,243)	8,058
Carnegie Mellon University accrued litigation settlement	(736,000)	733,557
Accrued employee compensation	(15,118)	(28,931)
Deferred income	16,327	(8,468)

Net cash provided by (used in) operating activities	(598,742)	85,452

Cash flows from investing activities:
Purchases of available-for-sale securities	(203,723)	(566,365)
Sales of available-for-sale securities	339,837	301,896
Maturities of available-for-sale securities	146,728	167,894
Distribution from privately-held companies	—	208
Purchase of time deposits	(125,000)	—
Purchases of technology licenses	(8,045)	(5,677)
Purchases of property and equipment	(24,377)	(24,320)
Purchase of equipment previously leased	—	(10,240)

Net cash provided by (used in) investing activities	125,420	(136,604)

Cash flows from financing activities:
Repurchase of common stock	—	(195,584)
Proceeds from employee stock plans	559	57,174
Minimum tax withholding paid on behalf of employees for net share settlement	(15,382)	(23,007)
Dividend payments to shareholders	(61,136)	(62,104)
Payments on technology license obligations	(10,152)	(8,799)
Excess tax benefits from share-based compensation	5	25

Net cash used in financing activities	(86,106)	(232,295)

Net decrease in cash and cash equivalents	(559,428)	(283,447)
Cash and cash equivalents at beginning of period	1,278,180	1,210,977

Cash and cash equivalents at end of period	$718,752	$927,530

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2017 and 2016 each have a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s unaudited condensed consolidated balance sheet as of July 30, 2016, the results of its operations for the three and six months ended July 30, 2016 and August 1, 2015, its comprehensive income (loss) for the three and six months ended July 30, 2016 and August 1, 2015, and its cash flows for the six months ended July 30, 2016 and August 1, 2015. The January 30, 2016 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed on July 21, 2016 with the Securities and Exchange Commission. The results of operations for the three and six months ended July 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Accounting Pronouncements Not Yet Effective

In August 2016, the FASB issued an accounting standards update to add or clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues, and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is evaluating the effect this new guidance will have on its consolidated statement of cash flows.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	July 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$475,483	$3,519	$(154)	$478,848
U.S. government and agency debt	206,056	273	(53)	206,276
Asset backed securities	51,489	132	(13)	51,608
Foreign government and agency debt	14,603	14	(2)	14,615
Municipal debt securities	28,873	41	(4)	28,910
Held-to-maturity:
Time deposits	125,000	—	—	125,000

Total short-term investments	901,504	3,979	(226)	905,257
Long-term investments:
Available-for-sale:
Auction rate securities	8,974	—	—	8,974

Total long-term investments	8,974	—	—	8,974

Total investments	$910,478	$3,979	$(226)	$914,231

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$558,337	$766	$(1,282)	$557,821
U.S. government and agency debt	317,595	64	(254)	317,405
Asset backed securities	76,711	81	(56)	76,736
Foreign government and agency debt	21,370	2	(14)	21,358
Municipal debt securities	31,211	45	(7)	31,249

Total short-term investments	1,005,224	958	(1,613)	1,004,569
Long-term investments:
Available-for-sale:
Auction rate securities	11,296	—	—	11,296

Total long-term investments	11,296	—	—	11,296

Total investments	$1,016,520	$958	$(1,613)	$1,015,865

As of July 30, 2016, the Company’s investment portfolio included auction rate securities with an aggregate par value of $10.0 million. Although these auction rate securities have continued to pay interest and the underlying collateral has not deteriorated, there is currently limited trading volume. The Company uses a discounted cash flow model to estimate the fair value of the auction rate securities based on its estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations.

The Company made a determination in January 2016 that it did not expect to recover the par value of these auction rate securities and considers any impairment of these securities to be other-than-temporary. There has been no change in circumstances since January 2016 based upon the current time horizon for holding these securities and the continuation of an illiquid market. Based on the Company’s assessment of fair value as of July 30, 2016, the Company determined there was no further impairment of these auction rate securities.

In the six months ended July 30, 2016, the Company sold auction rate securities with an aggregate par value of $2.5 million for total net proceeds of $2.4 million. The carrying value of these auction rate securities was $2.3 million and resulted in a net gain of $0.1 million in the six months ended July 30, 2016.

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Gross realized gains	$280	$255	$668	$698
Gross realized losses	(19)	(230)	(243)	(337)

Total net realized gains	$261	$25	$425	$361

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	July 30, 2016		January 30, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$355,835	$355,931	$304,117	$304,035
Due between one and five years	538,247	541,894	689,847	689,279
Due over five years	16,396	16,406	22,556	22,551

	$910,478	$914,231	$1,016,520	$1,015,865

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	July 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$57,734	$(75)	$20,946	$(79)	$78,680	$(154)
U.S. government and agency debt	60,760	(46)	6,993	(7)	67,753	(53)
Asset backed securities	7,003	(6)	3,994	(7)	10,997	(13)
Foreign government and agency debt	4,411	(2)	—	—	4,411	(2)
Municipal debt securities	1,296	(1)	1,497	(3)	2,793	(4)

Total securities	$131,204	$(130)	$33,430	$(96)	$164,634	$(226)

	January 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$283,138	$(1,237)	$14,383	$(45)	$297,521	$(1,282)
U.S. government and agency debt	263,325	(254)	—	—	263,325	(254)
Asset backed securities	46,646	(56)	—	—	46,646	(56)
Foreign government and agency debt	16,458	(14)	—	—	16,458	(14)
Municipal debt securities	2,943	(5)	1,571	(2)	4,514	(7)

Total securities	$612,510	$(1,566)	$15,954	$(47)	$628,464	$(1,613)

Note 4. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	July 30,	January 30,
	2016	2016
Inventories:
Work-in-process	$129,460	$131,471
Finished goods	73,257	78,546

Total inventories	$202,717	$210,017

Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s consolidated balance sheet. The amount of inventory held at third-party logistics providers was $24.3 million and $21.0 million at July 30, 2016 and January 30, 2016, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 30,	January 30,
	2016	2016
Property and equipment, net:
Machinery and equipment	$587,919	$578,627
Buildings	144,320	144,320
Computer software	99,016	102,928
Land	53,373	53,373
Building improvements	49,947	49,927
Leasehold improvements	50,151	50,192
Furniture and fixtures	24,233	27,119
Construction in progress	3,448	1,353

	1,012,407	1,007,839
Less: Accumulated depreciation and amortization	(737,633)	(708,299)

Total property and equipment, net	$274,774	$299,540

	July 30,	January 30,
	2016	2016
Other non-current assets:
Technology and other licenses	$40,874	$48,770
Deferred tax assets	36,928	34,505
Investments in privately-held companies	5,804	5,804
Prepaid land use rights	12,966	13,123
Deposits	50,351	51,512
Other	13,663	10,996

Total other non-current assets	$160,586	$164,710

	July 30,	January 30,
	2016	2016
Accrued liabilities:
Accrued rebates	$24,387	$41,320
Accrued royalties	16,361	16,217
Technology license obligations	16,753	17,985
Accrued legal expense	9,105	9,761
Accrued litigation	3,235	3,830
Other	43,135	42,947

Total accrued liabilities	$112,976	$132,060

	July 30,	January 30,
	2016	2016
Deferred income:
Deferred revenue	$102,212	$77,935
Deferred cost of goods sold	(30,163)	(22,213)

Deferred income	$72,049	$55,722

Deferred income at July 30, 2016 includes deferred revenue and cost of goods sold arising from shipments to a direct customer based on a firm purchase order. However, the Company determined that the revenue recognition criteria was not met because there was a contract amendment that changed the pricing terms and it was not signed until August 2016. The Company will recognize revenue of $15.6 million related to these shipments in the third quarter of fiscal 2017.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 30,	January 30,
	2016	2016
Other non-current liabilities:
Technology license obligations	$4,539	$12,461
Long-term accrued employee compensation	6,363	6,078
Other	6,381	8,424

Other non-current liabilities	$17,283	$26,963

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 30, 2016	$(656)	$—	$(139)	$(795)
Other comprehensive income before reclassifications	4,471	—	788	5,259
Amounts reclassified from accumulated other comprehensive loss	(62)	—	(387)	(449)

Other comprehensive income, net of tax	4,409	—	401	4,810

Balance at July 30, 2016	$3,753	$—	$262	$4,015

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308
Other comprehensive income (loss) before reclassifications	(2,865)	(103)	1,166	(1,802)
Amounts reclassified from accumulated other comprehensive income (loss)	(453)	—	669	216

Other comprehensive income (loss), net of tax	(3,318)	(103)	1,835	(1,586)

Balance at August 1, 2015	$450	$(2,377)	$649	$(1,278)

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
Affected Line Item in the Statement of Operations	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$178	$121	$62	$453
Operating cost and expenses:
Cash flow hedges:
Research and development	390	251	339	(613)
Selling and marketing	8	4	7	(63)
General and administrative	46	20	41	7

Total	$622	$396	$449	$(216)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Interest and other income, net:
Interest income	$3,193	$3,971	$6,635	$8,048
Net realized gain on investments	261	25	425	361
Foreign currency exchange gain	2,958	3,494	1,017	3,901
Other income (expense)	(31)	(508)	(90)	59
Interest expense	(97)	(192)	(215)	(412)

	$6,284	$6,790	$7,772	$11,957

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

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$51,305	$(771,940)	$28,626	$(757,850)

Denominator:
Weighted average shares — basic	511,235	516,368	510,014	516,298
Effect of dilutive securities:
Share-based awards	3,079	—	3,655	—

Weighted average shares — diluted	514,314	516,368	513,669	516,298

Net income (loss) per share:
Basic	$0.10	$(1.49)	$0.06	$(1.47)
Diluted	$0.10	$(1.49)	$0.06	$(1.47)

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Weighted average shares outstanding:
Share-based awards	38,873	57,437	38,264	57,519

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	July 30,	January 30,
	2016	2016
Israeli shekel	$22,850	$19,082

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gains (Losses)	July 30,	August 1,	July 30,	August 1,
	in Statement of Operations	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$265	$415	$451	$(576)
	Selling and marketing	6	6	10	(71)
	General and administrative	31	32	53	18

		$302	$453	$514	$(629)

The portion of gains (losses) excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three and six months ended July 30, 2016 and August 1, 2015. In addition, realized losses from forward contracts that are not designated as hedging instruments and are included in interest and other income, net, were not material in the three and six months ended July 30, 2016 and August 1, 2015. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings, which was not material in the three and six months ended July 30, 2016 and August 1, 2015. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified as Level 3 assets because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. The auction rate securities are valued using a discounted cash flow model. Some of the inputs to the discounted cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of July 30, 2016.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at July 30, 2016
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$17,946	$—	$—	$17,946
Time deposits	—	50,561	—	50,561
Municipal debt securities	—	9,740	—	9,740
Corporate debt securities	—	12,595	—	12,595
Short-term investments:
U.S. government and agency debt	206,276	—	—	206,276
Corporate debt securities	—	478,848	—	478,848
Asset backed securities	—	51,608	—	51,608
Foreign government and agency debt	—	14,615	—	14,615
Municipal debt securities	—	28,910	—	28,910
Time deposits	—	125,000	—	125,000
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	210	—	210
Long-term investments:
Auction rate securities	—	—	8,974	8,974
Other non-current assets:
Severance pay fund	—	699	—	699

Total assets	$224,222	$772,786	$8,974	$1,005,982

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements at January 30, 2016
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$160,400	$—	$—	$160,400
Time deposits	—	209,405	—	209,405
U.S. government and agency debt	184,374	—	—	184,374
Corporate debt securities	—	54,689	—	54,689
Short-term investments:
U.S. government and agency debt	317,405	—	—	317,405
Corporate debt securities	—	557,821	—	557,821
Asset backed securities	—	76,736	—	76,736
Foreign government and agency debt	—	21,358	—	21,358
Municipal debt securities	—	31,249	—	31,249
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	30	—	30
Long-term investments:
Auction rate securities	—	—	11,296	11,296
Other non-current assets:
Severance pay fund	—	678	—	678

Total assets	$662,179	$951,966	$11,296	$1,625,441

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$195	$—	$195

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Six Months Ended
	July 30,	August 1,
	2016	2015
Beginning balance	$11,296	$10,226
Sales and redemptions	(2,322)	—
Unrealized losses included in accumulated other comprehensive income	—	(103)

Ending balance	$8,974	$10,123

Note 7. Acquired Intangible Assets, Net

The carrying amounts of acquired intangible assets, net, are as follows (in thousands):

		July 30, 2016			January 30, 2016
			Accumulated			Accumulated
		Gross	Amortization	Net	Gross	Amortization	Net
	Range of	Carrying	and	Carrying	Carrying	and	Carrying
	Useful Lives	Amounts	Write-Offs	Amounts	Amounts	Write-Offs	Amounts
Purchased and core technology	4 -8 years	$35,498	$(25,020)	$10,478	$35,498	$(21,910)	$13,588
Customer intangibles	5 -7 years	28,600	(26,960)	1,640	28,600	(24,178)	4,422

Total intangible assets, net		$64,098	$(51,980)	$12,118	$64,098	$(46,088)	$18,010

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the identified intangible assets recorded at July 30, 2016, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2017	$4,750
2018	5,508
2019	1,860
2020 and thereafter	—

$12,118

Note 8. Restructuring and Other Related Charges

The following table provides a summary of restructuring and other related charges as presented in the unaudited condensed consolidated statements of operations related to the restructuring actions described below (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Severance and related costs	$15	$11,705	$15	$11,705
Facilities and related costs	846	206	4,477	225
Other exit-related costs	—	189	—	189

	861	12,100	4,492	12,119
Release of reserves:
Severance	—	—	(86)	—
Other exit-related	(269)	—	(269)	—
Impairment and write-off of assets:
Equipment	129	900	1,025	1,473

Restructuring and other related charges	$721	$13,000	$5,162	$13,592

The Company recorded a total of $0.7 million and $5.2 million in the three and six months ended July 30, 2016, respectively, in connection with restructuring and other related charges as described in the following paragraphs:

In connection with the Company’s decision to further reduce its research and development operations in Israel announced in May 2015, the Company and the landlord of its facility located in Israel reached agreement for the Company to completely vacate and release certain floors back to the landlord for purposes of future sublease. In addition to the floors it vacated in the first quarter of fiscal 2017, the Company also vacated and released additional floor space back to the landlord in the second quarter of fiscal 2017. As a result, the Company recorded charges of $0.7 million in the three months ended July 30, 2016 primarily for the remaining lease obligation related to the vacated floor.

In connection with the restructuring of its mobile platform business announced in September 2015, the Company also recorded charges in the three months ended July 30, 2016 of $0.3 million related to facility closures in China and the write off of additional mobile-related equipment classified as held for sale that it no longer was able to sell, which were offset by a recovery of $0.3 million from the release of reserve related to the early loss on contract termination recognized in fiscal 2016. Of the remaining actions that were expected to be completed in the first half of fiscal 2017 related to restructuring of the mobile platform business, substantially all of the activities have been completed. Total cumulative charges recorded in fiscal 2016 through the six months ended July 30, 2016 related to this restructuring action were $45.3 million, which included $28.1 million of severance benefits, a $1.3 million loss on early contract termination, $7.7 million for impairment of technology licenses and certain equipment, $0.2 million related to facility closures and an $8.0 million write down of inventory.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance	Facilities	Other
	and Related	and Related	Exit-Related
	Costs	Costs	Costs	Total
Balance at January 30, 2016	$1,155	$1,043	$1,644	$3,842
Restructuring charges	15	4,477	—	4,492
Net cash payments	(875)	(3,754)	(200)	(4,829)
Release of reserves	(86)		(269)	(355)
Exchange rate adjustment	7	53	—	60

Balance at July 30, 2016	$216	$1,819	$1,175	$3,210

The balance at July 30, 2016 for facilities and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2019.

Note 9. Income Tax

The income tax benefit for the three months ended July 30, 2016 was primarily due to a tax benefit of $12.7 million from a net reduction in unrecognized tax benefits, offset by current income tax expense of $7.2 million. The net reduction in unrecognized tax benefits arose from the release of $13.8 million due to expiration of the statute of limitations in certain non-US jurisdictions, which was partially offset by penalties and interest of $0.8 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $0.3 million for a prior year tax position. The income tax benefit for the six months ended July 30, 2016 was primarily due to a tax benefit of $12.5 million from a net reduction in unrecognized tax benefits and a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by current income tax expense of $4.5 million. The net reduction in unrecognized tax benefits arose from the release of $14.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $1.5 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $0.3 million for a prior year tax position.

The income tax expense for the three months ended August 1, 2015 was primarily due to current income tax liability of $15.2 million and a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction. These tax expenses for the three months ended August 1, 2015 were partially offset by a tax benefit of $11.7 million from a net reduction in unrecognized tax benefits, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns. The net reduction in unrecognized tax benefits arose from the release of $13.8 million due to expiration of the statute of limitations and settlement of audits in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $2.1 million accrued on the outstanding unrecognized tax benefit balance. The income tax expense for the six months ended August 1, 2015 was primarily due to current income tax liability of $19.5 million, a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional provision of $3.1 million related to a $15.4 million payment to the Company’s former Chief Executive Officer. These tax expenses for the six months ended August 1, 2015 were partially offset by tax benefits of $14.8 million from a net reduction in unrecognized tax benefits, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns. The net reduction in unrecognized tax benefits arose from the release of $17.8 million due to expiration of the statute of limitations and settlement of audits in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $3.0 million accrued on the outstanding unrecognized tax benefit balance.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $9.9 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.3 million and $2.2 million for the three and six months ended July 30, 2016, respectively, and $1.6 million and $4.9 million for the three and six months ended August 1, 2015, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three and six months ended July 30, 2016, compared to a benefit of less than $0.01 per share for the three months ended August 1, 2015 and $0.01 per share for the six months ended August 1, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s principal source of liquidity as of July 30, 2016 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $850 million was held by foreign subsidiaries (outside Bermuda). Approximately $650 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $200 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed, but requires payment of all costs and expenses incurred through the date of cancellation. As of July 30, 2016, these foundries had incurred approximately $207.1 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer as well as the attorneys’ fees and costs under an infringement claim. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

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

As of July 30, 2016, the Company has an accrued litigation balance of $3.2 million related to certain legal proceedings described below. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

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

On October 23, 2015, the Company removed the action to the N.D. of California. On December 21, 2015, the N.D. of California denied Saratoga’s motion to remand. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the action related to the consolidated Luna actions, discussed above. On January 22, 2016, the Company filed a motion to dismiss the complaint; on March 25, 2016, the N.D. of California held a hearing on the motion and took the matter under submission. On August 16, 2016, the court granted the Company’s motion and gave plaintiff 30 days leave to amend the complaint, (until September 15, 2016). Failure to file an amended complaint will result in dismissal with prejudice. To the Company’s knowledge, none of the individual defendants has yet been served.

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

On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $129.9 million at July 30, 2016.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Note 11. Shareholders’ Equity

Stock Plans

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except per share amounts):

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 30, 2016	40,874	$13.59	2,156	$15.43	43,030	$13.68
Granted	1,965	$9.80	—	$—	1,965	$9.80
Exercised	(81)	$6.93	—	$—	(81)	$6.93
Canceled/Forfeited	(3,160)	$21.11	(2,156)	$15.43	(5,316)	$18.80

Balance at July 30, 2016	39,598	$12.82	—	$—	39,598	$12.82

Vested or expected to vest at July 30, 2016	37,944	$12.79

Exercisable at July 30, 2016	24,369	$12.66

For time-based stock options vested and expected to vest at July 30, 2016, the aggregate intrinsic value was $32.1 million and the weighted average remaining contractual term was 5.6 years. For time-based stock options exercisable at July 30, 2016, the aggregate intrinsic value was $24.7 million and the weighted average remaining contractual term was 4.3 years. The aggregate intrinsic value of stock options exercised during the three months ended July 30, 2016 and August 1, 2015 was $0.1 million and $2.5 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 30, 2016 and August 1, 2015 was $0.2 million and $8.8 million, respectively. The market-based stock options automatically expired in April 2016 since the market price conditions were not met within the required five years from date of grant. The Company’s closing stock price of $11.75 as reported on the NASDAQ Global Select Market for all in-the-money options as of July 29, 2016 was used to calculate the aggregate intrinsic value.

As of July 30, 2016, the unamortized compensation expense was $26.8 million for time-based stock options. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.9 years.

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based		Market-Based		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 30, 2016	8,343	$13.57	977	$14.43	353	$12.24	9,673	$13.61
Granted	7,530	$9.43	—	$—	—	$—	7,530	$9.43
Vested	(4,988)	$14.16	(155)	$14.15	—	$—	(5,143)	$14.16
Canceled/Forfeited	(586)	$11.30	(822)	$14.49	(300)	$12.24	(1,708)	$13.00

Balance at July 30, 2016	10,299	$10.38	—	$—	53	$12.24	10,352	$10.39

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

The aggregate intrinsic value of restricted stock units expected to vest as of July 30, 2016 was $107.6 million. The number of restricted stock units that are expected to vest is 9.2 million shares. As of July 30, 2016, unamortized compensation expense related to restricted stock units was $77.1 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.5 years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

During the three and six months ended July 30, 2016, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”) because it was not eligible to issue shares of its common stock due to the delay in the timely filing of its periodic reports with the Securities and Exchange Commission (“SEC”) for the first quarter of fiscal 2017, the year ended January 30, 2016, and the second and third quarters of fiscal 2016. The Company also canceled the June 2016 ESPP purchase and delayed the opening of the new offering period that would have started in June 2016. As a result, the Company refunded $27.2 million of contribution withholdings to its employees and it recorded an additional $6.8 million of share-based compensation expense representing the acceleration of the remaining unamortized compensation expense related to the June 2016 ESPP purchase period. During the three and six months ended August 1, 2015, a total of 3.2 million shares were issued at a weighted-average price of $11.88 per share under the ESPP. As of July 30, 2016, there was $24.0 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company had no repurchases of its common shares during the three and six months ended July 30, 2016. The Company repurchased 14.6 million of its common shares for $193.2 million in cash during the three months ended August 1, 2015 and 16.0 million of its common shares for $215.3 million during the six months ended August 1, 2015. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of July 30, 2016, a total of 241.6 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.1 billion in cash and there was $182.6 million remaining available for future share repurchases. The Company has made no subsequent share repurchases since its third quarter of fiscal 2016.

Dividends

The Company paid the following cash dividends (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Cash dividend per share	$0.06	$0.06	$0.12	$0.12

Total payment to shareholders	$30,675	$31,194	$61,136	$62,104

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

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Cost of goods sold	$2,832	$2,012	$4,634	$3,559
Research and development	28,581	27,808	52,977	52,589
Selling and marketing	3,315	2,707	6,257	5,284
General and administrative	2,468	4,147	(2,219)	8,463

	$37,196	$36,674	$61,649	$69,895

Share-based compensation capitalized in inventory was $1.4 million at July 30, 2016 and $1.5 million at January 30, 2016.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon the termination of certain members of our executive management in April 2016, it was determined that the vesting in certain of their unvested stock awards was not probable. As a result, the Company recorded a $6.9 million reversal of the previously recognized related share-based compensation expense in the six months ended July 30, 2016.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Time-based Stock Options:
Weighted average fair value	$2.88	$3.97	$2.87	$3.98
Expected volatility	40%	34%	40%	34%
Expected term (in years)	5.2	5.4	5.2	5.4
Risk-free interest rate	1.2%	1.6%	1.3%	1.6%
Expected dividend yield	2.4%	1.7%	2.5%	1.7%

	Three and Six Months Ended
	July 30,	August 1,
	2016	2015
Employee Stock Purchase Plan:
Estimated fair value	$—	$3.78
Volatility	—%	31%
Expected term (in years)	—	1.3
Risk-free interest rate	—%	0.4%
Dividend yield	—%	1.7%

The Company had no new grants under the ESPP in the three and six months ended July 30, 2016 because enrollment for new participants in the offering period that would have started in June 2016 was delayed due to the delay in the Company’s timely filing of its periodic reports with the SEC (see “Note 11 – Shareholders’ Equity”).

Note 13. Carnegie Mellon University Settlement

In February 2016, the Company and CMU settled their patent infringement lawsuit pursuant to a court-ordered mediation and entered into a Settlement Agreement and Patent License (the “Agreement”). The parties agreed to mutual release of claims, license and covenant not to sue provisions for which the Company paid an aggregate of $750 million to CMU in the six months ended July 30, 2016. See CMU litigation under “Note 10 – Commitments and Contingencies” for further information about the lawsuit.

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

The $654.7 million for the mutual release of claims and covenant not to sue was recorded in fiscal 2016 as a settlement charge in operating expenses since there is no future benefit. The $81.3 million license fee was recorded in fiscal 2016 as a charge in cost of goods sold for past use of the license. The $14.0 million representing the future use of the license, is to be recognized in cost of goods sold over the remaining term of the license from February 2016 through April 2018. Accordingly, the Company recorded $1.6 million and $3.2 million to cost of goods sold in the three and six months ended July 30, 2016, respectively.

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

In August 2016, the Company announced the appointment of Jean Hu as Chief Financial Officer effective August 22, 2016. David P. Eichler, the Company’s Interim Chief Financial Officer and principal financial officer, ceased serving as the Company’s principal financial officer upon Ms. Hu’s appointment as Chief Financial Officer.

Note 15. Immaterial Restatement of Previously Issued Financial Statements and Reclassification

In the second quarter of fiscal 2017, the Company identified certain reporting errors in its consolidated statement of cash flows for the three months ended April 30, 2016, which it corrected in the consolidated statement of cash flows for the six months ended July 30, 2016. For the three months ended April 30, 2016, the Company previously excluded cash inflows of $53.7 million from net cash provided by investing activities related to unsettled trades of available-for-sale securities that settled in the quarter and had reported such cash inflows as changes in prepaid expenses and other assets within net cash used in operating activities. The Company also previously excluded depreciation of $5.3 million on certain manufacturing equipment from net cash used in operating activities and therefore, understated purchases of property and equipment within net cash provided by investing activities. These errors had no effect on the Company’s results of operations or financial position as of and for the three months ended April 30, 2016. The Company concluded that the condensed consolidated statement of cash flows for the three months ended April 30, 2016 is not materially misstated.

The following table provides a summary of the corrections and their effect on net cash used in operating activities and net cash provided by investing activities (in thousands):

	Three Months Ended
	April 30, 2016
	As Reported	Adjustment	As Adjusted
Cash Flows from Operating Activities
Depreciation and amortization	$21,788	$5,326	$27,114

Prepaid expenses and other assets	$38,056	$(53,749)	$(15,693)

Net cash provided by (used in) operating activities	$(609,601)	$(48,423)	$(658,024)

Cash Flows from Investing Activities
Sales of available-for-sale securities	$218,522	$53,749	$272,271

Purchases of property and equipment	$(6,542)	$(5,326)	$(11,868)

Net cash provided by investing activities	$162,353	$48,423	$210,776

Net cash used in financing activities	$(50,710)	$—	$(50,710)

Net decrease in cash and cash equivalents	$(497,958)	$—	$(497,958)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects” “believes,” “seeks,” “estimates,” “may” “can,” “will” “would” and similar expressions identify such forward-looking statements.

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

In the second quarter of fiscal 2017, our revenue grew 16% sequentially from the first quarter of fiscal 2017, driven by strong demand from our customers across storage, networking and wireless end markets, partially offset by anticipated declines in mobile handset platform revenue. Net revenue for the second quarter and first six months of fiscal 2017 declined 12% and 19% compared to the second quarter and first six months of fiscal 2016, respectively, which was mainly driven by a decline in the HDD market, and the anticipated decline in our mobile and wireless product sales as a result of the restructuring of our mobile handset platform business in fiscal 2016. These declines were partially offset by growth in networking and solid state drive (“SSD”) products. There was also no effect on revenue in the second quarter and first six months of fiscal 2017 related to pull-in transactions since our policy beginning in fiscal 2017 is not to engage in such transactions.

•

In the storage market, revenue increased sequentially in the second quarter of fiscal 2017 due to broad-based strength in HDD and SSD. Our HDD SoC sales grew due to a combination of demand improvement and inventory replenishment. Sales of SSD controllers also grew, mainly due to strong demand for serial advanced technology attachment and peripheral component interconnect express controllers across both original equipment manufacturer and retail end-markets. We continue to invest in comprehensive solutions that build upon our leadership position in the storage market.

•

In the networking market, sales of our networking solutions grew sequentially in the second quarter of fiscal 2017 compared to the first quarter of fiscal 2017 due to continued strength in enterprise networking demand. In fiscal 2016, we refocused our engineering and marketing efforts on our core networking markets and repositioned our Ethernet switches, PHYs and embedded networking processors. These efforts address growth opportunities in enterprise and small and midsize business (“SMB”) transitions to 2.5 Gig and 10 Gig Ethernet and data center high-throughput networking utilizing 25Gig and 100Gig Ethernet. We see continued strength in enterprise and SMB networking demand with 1Gig transitioning to 2.5Gig and 10G and the migration of embedded processors to performance 64bit ARM. We also see continued strength in carrier migration towards higher bandwidth, primarily in the wireless infrastructure. The strategic efforts in our core networking products have started to manifest in a number of new designs that will enable growth of our networking revenues. Sales of Ethernet switches and PHYs continue to grow in enterprise campus and SMB applications, and these products are also seeing increased design traction at cloud/datacenter accounts.

•

In the wireless connectivity market, our wireless connectivity revenues grew sequentially in the second quarter of fiscal 2017 compared to the first quarter of fiscal 2017 due to seasonal strength in high-end consumer products partially offset by anticipated declines in wireless connectivity solutions shipped to mobile handset customers. We continue to see greater demand and growth opportunities in access points, high-end consumer, set top box, and streaming devices with our new generation of WiFi solutions. We believe the increased bandwidth of our new solutions with advanced signal processing and location capabilities will enable a significant upgrade cycle in enterprise, service provider and connected home appliances.

•

In the mobile market, sales of our mobile solutions, which include our integrated applications processor/baseband modem solutions, declined due to the anticipated drop off from the restructuring of our mobile handset platform business. We entered the final phases of restructuring this business and anticipate the ramp down in revenues to continue through fiscal 2017.

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs. Our cash, cash equivalents and short-term investments were $1.6 billion at July 30, 2016. We used cash flow from operations of $598.7 million through the second quarter of fiscal 2017 primarily due to the $750 million settlement with CMU that was fully paid in April 2016. We also paid cash dividends of $0.06 per share for a total of $61.1 million through the second quarter of fiscal 2017.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Three Months Ended			Six Months Ended
	July 30,	August 1,		July 30,	August 1,
	2016	2015		2016	2015
End Customer:
Western Digital*	18%	18%		19%	19%
Toshiba	13%	**	%	12%	** %
Sony Interactive Entertainment	11%	**	%	** %	** %
Seagate	** %	14%		** %	14%
Distributor:
Wintech	11%	**	%	11%	10%

*	The percentage of net revenues reported for Western Digital in the three and six months ended July 30, 2016 includes net revenue of HGST and Sandisk, that became subsidiaries of Western Digital in late fiscal 2016.
**	Less than 10% of net revenue

We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers with operations in Asia represented 94% of our net revenue for both the three and six months ended July 30, 2016, compared to 95% of our net revenue for both the three and six months ended August 1, 2015. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed with the SEC on July 21, 2016.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	45.9	65.0	46.9	56.7
Research and development	36.5	40.2	40.2	39.4
Selling and marketing	5.0	4.3	5.4	4.7
General and administrative	5.8	5.0	5.8	5.3
Carnegie Mellon University litigation settlement	—	92.1	—	45.6
Restructuring and other related charges	0.1	1.8	0.4	0.9
Amortization of acquired intangible assets	0.4	0.4	0.4	0.4

Total operating costs and expenses	93.7	208.8	99.1	153.0

Operating income (loss)	6.3	(108.8)	0.9	(53.0)
Interest and other income, net	1.0	1.0	0.7	0.9

Income (loss) before income taxes	7.3	(107.8)	1.6	(52.1)
Provision (benefit) for income taxes	(0.9)	0.8	(0.9)	0.7

Net income (loss)	8.2%	(108.6)%	2.5%	(52.8)%

Three and six months ended July 30, 2016 and August 1, 2015

Net Revenue

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Net revenue	$626,404	$710,492	(11.8)%	$1,167,226	$1,434,780	(18.6)%

Net revenue for the three and six months ended July 30, 2016 decreased by $84.1 million and $267.6 million respectively, compared to the three and six months ended August 1, 2015. The decreases were mainly due to overall lower sales of products from certain key customers in the storage end market combined with expected lower sales of products in our mobile end market, where we have undertaken a significant restructuring as announced in September 2015. Unit shipments were 19% lower and weighted average selling prices increased 8% in the three months ended July 30, 2016, compared to the three months ended August 1, 2015, for an overall decline of 12%. Unit shipments were 25% lower and weighted average selling prices increased 8% in the six months ended July 30, 2016, compared to the six months ended August 1, 2015, for an overall decline of 19%.

From time to time prior to fiscal 2017, our customers agreed to take shipments in an earlier fiscal quarter than the fiscal quarter they originally requested delivery. When such agreement would not have occurred but for the request made by Marvell, we refer to such transactions internally as “pull-ins.” Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and, as a result, there were no such transactions in the second quarter and first six months of fiscal 2017. This compares to fiscal 2016, when we had net revenue related to pull-in sales for shipments taken early by our customers of approximately 11% of net revenue in the second quarter of fiscal 2016 and 9% of net revenue in the first quarter of fiscal 2016.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Cost of goods sold	$287,608	$461,719	(37.7)%	$546,818	$812,872	(32.7)%
% of net revenue	45.9%	65.0%		46.9%	56.7%

The cost of goods sold as a percentage of net revenue was lower for the three and six months ended July 30, 2016, due to the lower percentage of mobile handset products sold in the three and six months ended July 30, 2016, which have a lower gross margin. Material and manufacturing costs for the three months ended July 30, 2016 were also lower compared to the three months ended August 1, 2015. In addition, cost of goods sold were higher in the three and six months ended August 1, 2015, as a result of a $78.9 million past royalty charge related to the litigation settlement reached with CMU and higher inventory write-downs due to lower than expected demand from our mobile related products. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	(in thousands)
Cost of goods sold	$2,832	$2,012	$4,634	$3,559
Research and development	28,581	27,808	52,977	52,589
Selling and marketing	3,315	2,707	6,257	5,284
General and administrative	2,468	4,147	(2,219)	8,463

	$37,196	$36,674	$61,649	$69,895

Share-based compensation expense increased by $0.5 million in the three months ended July 30, 2016 compared to the three months ended August 1, 2015. The increase is primarily due to increases in expense associated with the ESPP from the effect of a reset of the offering price in December 2015 combined with the effect from the acceleration of expense caused by the cancellation of the June 2016 ESPP purchase because the Company was not eligible to issue shares of its common stock due to the delay in the timely filing of its periodic reports with the SEC (see “Note 12 –Share-Based Compensation” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q). These increases were partially offset by decreased expense attributable to lower headcount from the restructuring of the mobile platform business in September 2015.

Share-based compensation expense decreased $8.2 million in the six months ended July 30, 2016 compared to the six months ended August 1, 2015. The decrease year over year also includes the effect from the $6.9 million reversal of recognized expense associated with unvested stock awards for which vesting was determined as not probable upon the termination in April 2016 of certain members of our executive management, as well as decreases in expense due to lower headcount as described above. These decreases were more than offset by increases in expense associated with the ESPP as described above.

Restructuring and Other Related Charges

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
	(in thousands)
Restructuring and other related charges	$721	$13,000	$5,162	$13,592

We recorded total restructuring charges of $0.7 million and $5.2 million in the three and six months ended July 30, 2016, respectively. The charges primarily included the remaining lease obligation associated with our facility located in Israel where we vacated and released certain floors back to the landlord. In addition, we wrote off certain mobile-related equipment classified as held for sale that we are no longer able to sell. See “Note 8 – Restructuring and Other Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

This compares to restructuring charges of $13.0 million and $13.6 million recorded in the three and six months ended August 1, 2015, respectively. Those charges primarily related to severance costs associated with our decision to reduce our research and development operations in Israel and close certain other design centers, primarily located in Europe and the United States.

Research and Development

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Research and development	$228,891	$285,641	(19.9)%	$469,349	$565,755	(17.0)%
% of net revenue	36.5%	40.2%		40.2%	39.4%

Research and development expense decreased by $56.8 million for the three months ended July 30, 2016 compared to the three months ended August 1, 2015. The decrease in the three months ended July 30, 2016 was attributable to $36.1 million of lower personnel-related costs due to headcount reduction, a large part of which was from the restructuring of our mobile platform business announced in September 2015 that now has been substantially completed. As a result, we anticipate total annual cost savings of approximately $130 million in lower research and development expenses for fiscal 2017. The decrease also reflects a decrease of $12.0 million for third-party vendor and non-recurring engineering services, and a reduction in depreciation and amortization expense of $3.6 million.

Research and development expense decreased by $96.4 million for the six months ended July 30, 2016 compared to the six months ended August 1, 2015. The decrease in the six months ended July 30, 2016 was attributable to approximately $62.3 million of lower personnel-related costs due to the headcount reduction as described above, combined with a decrease of $17.6 million for third-party vendor and non-recurring engineering services, and a reduction in depreciation and amortization expense of $7.7 million.

Selling and Marketing

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Selling and marketing	$31,067	$30,841	0.7%	$62,446	$67,015	(6.8)%
% of net revenue	5.0%	4.3%		5.4%	4.7%

Selling and marketing expense increased by $0.2 million for the three months ended July 30, 2016 primarily due to an increase of $0.6 million of stock compensation expenses offset by $0.3 million of lower costs for general marketing advertisement activities. Selling and marketing expense decreased by $4.6 million for the six months ended July 30, 2016 primarily due to $4.3 million of lower spending for general marketing advertisement activities, including a special program offered in early fiscal 2016, combined with $0.3 million from lower sales commissions due to lower commissionable sales.

General and Administrative

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
General and administrative	$36,150	$35,243	2.6%	$68,145	$75,678	(10.0)%
% of net revenue	5.8%	5.0%		5.8%	5.3%

General and administrative expense increased by $0.9 million for the three months ended July 30, 2016 primarily due to higher legal expenses of $2.2 million mainly associated with certain accounting and internal control matters that are the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney, combined with $9.5 million of higher professional fees, primarily for audit-related services. These increases were partially offset by decreases in expenses of $10.0 million from the effect of substantially lower charges in the three months ended July 30, 2016 for the resolution of various litigation matters and the costs for the surety bonds related to the litigation with CMU compared to the three months ended August 1, 2015.

General and administrative expense decreased by $7.5 million for the six months ended July 30, 2016 compared to the six months ended August 1, 2015. The decrease reflects the effect of a $15.4 million charge for a cash payment to our former Chief Executive Officer approved by the Company’s Executive Compensation Committee and included in the six months ended August 1, 2015 that is not included in the six months ended July 30, 2016 combined with $6.6 million of lower charges for the resolution of various litigation matters and $5.7 million of lower costs for the surety bonds related to the litigation with CMU. In addition, the decrease includes a $6.9 million reversal of previously recognized share-based compensation expense related to certain members of our executive management for which the vesting was determined not probable upon their termination in April 2016. These decreases were partially offset by increases in legal expenses of $10.5 million mainly associated with certain accounting and internal control matters that are the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney combined with $17.1 million of higher professional fees, primarily for audit-related services.

Carnegie Mellon University Litigation Settlement

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Litigation settlement with Carnegie Mellon University	$—	$654,667	(100.0)%	$—	$654,667	(100.0)%
% of net revenue	0.0%	92.1%		0.0%	45.6%

In connection with the settlement agreement with CMU for $750 million (see “Note 10 – Commitments and Contingencies” and “Note 13 – Carnegie Mellon University Settlement” in the Notes to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q), $654.7 million of the settlement allocated to the mutual release of claims and covenant not to sue was recorded in operating expenses in fiscal 2016. Of the remaining $95.3 million, $81.3 million was recorded in cost of goods sold in fiscal 2016. The remaining $14.0 million will be recognized in cost of goods sold over the remaining term of the license from February 2016 through April 2018.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$2,461	$2,568	(4.2)%	$4,922	$5,136	(4.2)%
% of net revenue	0.4%	0.4%		0.4%	0.4%

Amortization of acquired intangible assets decreased by $0.1 million and $0.2 million for the three and six months ended July 30, 2016, respectively, compared to the three and six months ended August 1, 2015. The decrease reflects lower amortization expense as certain intangible assets have become fully amortized.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Interest and other income, net	$6,284	$6,790	(7.5)%	$7,772	$11,957	(35.0)%
% of net revenue	1.0%	1.0%		0.7%	0.9%

Interest and other income, net, decreased by $0.5 million and $4.2 million for the three and six months ended July 30, 2016 compared to the three and six months ended August 1, 2015, respectively. The decrease mainly reflects lower foreign currency gains from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar did not exhibit as much strength in fiscal 2017 as it did in fiscal 2016. The decrease also reflects the effect of lower interest income due to overall lower average cash balances.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	July 30,	August 1,	%	July 30,	August 1,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(5,515)	$5,543	(199.5)%	$(10,470)	$9,872	(206.1)%

We had an income tax benefit in the three and six months ended July 30, 2016, and our effective tax rate was (12.0)% and (57.7)%, respectively. The income tax benefit for the three months ended July 30, 2016 was primarily due to a tax benefit of $12.7 million from a net reduction in unrecognized tax benefits, offset by current income tax expense of $7.2 million. The net reduction in unrecognized tax benefits arose from the release of $13.8 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $0.8 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $0.3 million for a prior year tax position. The income tax benefit for the six months ended July 30, 2016 was primarily due to a tax benefit of $12.5 million from a net reduction in unrecognized tax benefits and a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by current income tax expense of $4.5 million. The net reduction in unrecognized tax benefits arose from the release of $14.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $1.5 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $0.3 million for a prior year tax position.

We had income tax expense in the three and six months ended August 1, 2015, and our effective tax rate was (0.7)% and (1.3)%, respectively. The income tax expense for the three months ended August 1, 2015 was primarily due to current income tax liability of $15.2 million and a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction. These tax expenses for the three months ended August 1, 2015 were partially offset by a tax benefit of $11.7 million from a net reduction in unrecognized tax benefits, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns. The net reduction in unrecognized tax benefits arose from the release of $13.8 million due to expiration of the statute of limitations and settlement of audits in certain non-US jurisdictions, which was partially offset by penalties and interest of $2.1 million accrued on the outstanding unrecognized tax benefit balance. The income tax expense for the six months ended August 1, 2015 was primarily due to current income tax liability of $19.5 million, a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional provision of $3.1 million related to a $15.4 million payment due to our former Chief Executive Officer. These tax expenses were partially offset by tax benefits of $14.8 million from a net reduction in unrecognized tax benefits, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns. The net reduction in unrecognized tax benefits arose from the release of $17.8 million due to expiration of the statute of limitations and settlement of audits in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $3.0 million accrued on the outstanding unrecognized tax benefit balance.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $9.9 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.3 million and $2.2 million for the three and six months ended July 30, 2016, respectively, and $1.6 million and $4.9 million for the three and six months ended August 1, 2015, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three and six months ended July 30, 2016, compared to a benefit of less than $0.01 per share for the three months ended August 1, 2015 and $0.01 per share for the six months ended August 1, 2015.

Liquidity and Capital Resources

Our principal source of liquidity as of July 30, 2016 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $850 million was held by foreign subsidiaries (outside Bermuda). Approximately $650 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $200 million.

We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants in several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.

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

Cash Flows from Operating Activities

Net cash used in operating activities was $598.7 million for the six months ended July 30, 2016. The cash outflows from operations for the six months ended July 30, 2016 were due to $28.6 million of net income adjusted for $124.5 million of non-cash items (primarily depreciation and amortization, and share-based compensation), offset by a net decrease in working capital of $751.8 million. The cash outflow from working capital for the six months ended July 30, 2016 was primarily driven by the decrease in the CMU accrued litigation settlement that was fully paid in the first quarter of fiscal 2017.

Net cash provided by operating activities was $85.5 million for the six months ended August 1, 2015. The cash inflows from operations for the six months ended August 1, 2015 were primarily due to $757.9 million of net loss adjusted for $131.0 million of non-cash items (primarily depreciation and amortization, and share-based compensation), offset by a net increase in working capital of $712.4 million, mainly from the increase in the accrued litigation settlement with CMU.

Cash Flows from Investing Activities

Net cash provided by investing activities was $125.4 million for the six months ended July 30, 2016 compared to net cash used in investing activities of $136.6 million for the six months ended August 1, 2015. For the six months ended July 30, 2016, net cash provided by investing activities was primarily from sales and maturities of available-for-sale securities of $486.6 million. This amount was partially offset by cash used in investing activities for the purchase of available-for-sale securities of $203.7 million and held-to-maturity time deposits of $125.0 million. We also paid $24.4 million for the purchase of property and equipment and $8.0 million for the purchase of technology licenses.

Net cash used in investing activities of $136.6 million for the six months ended August 1, 2015 was primarily due to purchases of available-for-sale securities of $566.4 million offset by sales and maturities of available-for-sale securities of $469.8 million. We also paid $24.3 million for the purchase of property and equipment, $10.2 million for the purchase of equipment previously leased and $5.7 million for the purchase of technology licenses.

Cash Flows from Financing Activities

Net cash used in financing activities was $86.1 million for the six months ended July 30, 2016 compared to net cash of $232.3 million used in financing activities for the six months ended August 1, 2015. For the six months ended July 30, 2016, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $61.1 million, $15.4 million for minimum tax withholdings on behalf of employees for net share settlements and $10.2 million on technology license obligations.

Net cash used in financing activities of $232.3 million for the six months ended August 1, 2015 was primarily attributable to payments for the repurchase of our common stock of $195.6 million and payments of our quarterly dividends of $62.1 million. The cash outflow was partially offset by net proceeds of $34.2 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 30, 2016, we were not involved in any unconsolidated SPE transactions.

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

On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $129.9 million at July 30, 2016.

In connection with the settlement that was reached with CMU for a total $750 million in February 2016, the primary supersedeas bond that we entered into has been reduced to $439 million and the secondary bond has been adjusted to $311 million and both were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. The underlying indemnity agreements will terminate upon the final dismissal of the case which we expect will occur in the third quarter of fiscal 2017. For additional information, see CMU litigation in ”Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We presented our contractual obligations at January 30, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended July 30, 2016, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of July 30, 2016. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits that are classified as held-to-maturity. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 30, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $9.8 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

As of July 30, 2016, our investment portfolio included $10.0 million in par value of auction rate securities classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations.

We made a determination in January 2016 that we did not expect to recover the par value of these auction rate securities and consider any impairment of these securities to be other-than-temporary. There has been no change in circumstances since January 2016 based upon the current time horizon for holding these securities and the continuation of an illiquid market. Based on our assessment of fair value as of July 30, 2016, we determined there was no further impairment of these auction rate securities.

In the six months ended July 30, 2016, the Company sold auction rate securities with an aggregate par value of $2.5 million for total net proceeds of $2.4 million. The carrying value of these auction rate securities was $2.3 million and resulted in a net gain of $0.1 million in the six months ended July 30, 2016.

Investment Risk. We invest in equity instruments of privately-held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence but do not have control. Carrying value of these equity investments was $5.8 million at July 30, 2016, and was included in other non-current assets in our consolidated balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates and, in particular, hedge a portion of the forecasted expenses denominated in Israeli shekel and on occasion Chinese yuan. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. Financial instruments not designated as hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our consolidated balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

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

Item 4. Controls and Procedures

Audit Committee Investigation

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 1, 2016, and disclosed in our Quarterly Reports on Form 10-Q for the quarters ended August 1, 2015 and October 31, 2015, our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”). This investigation generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and stated belief by Marvell’s former Chief Executive Officer and Chairman of ownership of certain patent rights related to the Final-Level Cache invention. The Audit Committee also reviewed disclosure concerning the foregoing matters and related circumstances, and whether senior management’s operating style during the relevant periods resulted in an open flow of information and communication to set an appropriate “tone at the top” for an effective control environment.

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

The Audit Committee investigation also found certain “tone at the top” issues, including significant pressure on sales and finance personnel to meet revenue targets and the failure by Marvell’s former Chief Executive Officer and Chairman and by legal counsel to raise to the appropriate level at the appropriate times the initial assertion of Marvell’s former Chief Executive Officer and Chairman that he owned the Final-Level Cache invention, the patent rights for which he later assigned to Marvell.

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of July 30, 2016 management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of July 30, 2016 because of certain material weaknesses in our internal control over financial reporting as of July 30, 2016 as follows:

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

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Since identifying the material weaknesses in our internal control over financial reporting that are described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, we are developing and implementing remediation plans to fully address these control failures. Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to maintaining strong and effective internal controls over financial reporting and a strong internal control environment.

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

•

We have appointed a new, permanent Chief Financial Officer who we expect will bring expertise and leadership to the Company and our finance team and establish open lines of communication with her internal business unit leaders and the finance and accounting team world-wide.

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

•	In accordance with the Audit Committee Charter, the Audit Committee approves future earnings guidance in accordance with the Company’s normal earnings cycle.

•

In accordance with the Executive Compensation Committee Charter, the Executive Compensation Committee reviews and approves the compensation arrangements of any employees with a title of Associate Vice President or higher reporting directly to the Chief Executive Officer, including, but not limited to, those designated as executive officers. We believe this provides more transparent monitoring of performance of, and incentives offered to, senior management that may influence “tone at the top.”

Sufficiency of Accounting and Finance Department Resources

•

We have appointed a new Chief Financial Officer who we expect will provide strong leadership to the Company and, in particular, to our finance and accounting function, and establish open lines of communication with her staff and internal business partners.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2015 through July 30, 2016, our common shares traded as low as $7.40 and as high as $16.78 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 31% and 33% of our net revenue for the six months ended July 30, 2016 and August 1, 2015, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of July 30, 2016. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. As with any material weakness, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

As previously disclosed in our public filings, the Audit Committee of our Board of Directors completed an investigation that generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by certain Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and the stated belief by Marvell’s former Chairman and Chief Executive Officer of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent rights to Marvell. In addition, we are also the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney related to these matters. We are fully cooperating with the SEC and the U.S. Attorney with respect to those investigations.

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

As a result of the matter reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class actions or other lawsuits have been filed against us, our directors and officers (see “We are subject to pending securities class action and shareholder derivative legal proceedings” below). Any future such investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

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

Commodity Prices

We are also subject to risk from fluctuating market prices of certain commodity raw materials, including gold and copper, that are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities.

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

We had approximately $2.0 billion of goodwill and $12.1 million of acquired intangible assets, net on our consolidated balance sheet as of July 30, 2016. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have identified that our business operates as a single operating segment with two components (Storage, and Smart Networked Devices and Solutions), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we may have an impairment of goodwill in one of our reporting units.

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

In recent years, we have experienced significant senior management turnover, including the departure of our Chief Executive Officer, Sehat Sutardja, and our President, Weili Dai, as officers and employees of the Company, effective April 1, 2016, and the retirement of our former Chief Financial Officer in May 2015. Our board of directors recently appointed our new President and Chief Executive Officer, who will assume his duties as the Company’s principal executive officer immediately following the filing of our Quarterly Report on Form 10-Q for the second fiscal quarter of 2017, and our new Chief Financial Officer. In addition, our board of directors has designated our Chairman of the Board, Richard S. Hill, as the Company’s Interim Principal Executive Officer until we file this Quarterly Report on Form 10-Q for the second fiscal quarter of 2017.

The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and has made recruiting for future management positions more difficult. We have recently added a number of new senior officers in addition to our President and Chief Executive Officer, including our new Chief Financial Officer, our Executive Vice President, Marketing and Sales, our Executive Vice President and Chief Legal Officer, our Chief Operations Officer and our Senior Vice President of Finance. Although the individual members of our senior management team have significant experience, they previously have not worked together as a group, and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

As a result of our global operations, we face additional risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers with operations in Asia represented approximately 94% of our net revenue in the six months ended July 30, 2016 and 96% of our net revenue in each of fiscal 2015 and 2016.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past. For instance, we have had a dispute with Dr. Sehat Sutardja, our former Chief Executive Officer and a current member of our board of directors, related to his stated belief of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent rights to Marvell. Our Audit Committee investigated this claim and concluded that the FLC invention was owned by the Company. To the extent that any third party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended July 30, 2016.

Issuer Purchases of Equity Securities

There were no share repurchases during the three months ended July 30, 2016.

Item 5. Other Information

Immediately following the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, Matthew J. Murphy, the Company’s President and Chief Executive Officer, will assume the role of principal executive officer of the Company and Richard S. Hill, Chairman of the Board and Interim Principal Executive Officer, will no longer serve as the Company’s principal executive officer.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Memorandum of Association of Marvell Technology Group Ltd.	S-1	333-33086	3.1	3/23/2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/13/2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/6/2006

10.1#	Offer Letter between the Company and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/16

10.2#	Marvell Technology Group Ltd. Change in Control and Severance Plan and Summary Plan Description, effective June 15, 2016	8-K	000-30877	10.2	6/20/16

10.3#	Offer Letter between Marvell and Mitchell Gaynor dated May 23, 2016				Filed herewith

10.4#	Offer Letter between Marvell Semiconductor, Inc. and Christopher Koopmans dated May 20, 2016				Filed herewith

10.5#	Offer Letter between Marvell Semiconductor, Inc. and Andrew Micallef dated May 26, 2016				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: September 8, 2016	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)