Form 10-Q
period 2016-10-29
MARVELL TECHNOLOGY GROUP LTD
filed 2016-12-06
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

The number of common shares of the registrant outstanding as of November 28, 2016 was 507.9 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	October 29, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$751,588	$1,278,180
Short-term investments	898,784	1,004,569
Accounts receivable, net	362,195	323,300
Inventories	198,843	210,017
Prepaid expenses and other current assets	49,731	102,560

Total current assets	2,261,141	2,918,626
Property and equipment, net	265,984	299,540
Long-term investments	8,974	11,296
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	9,334	18,010
Other non-current assets	179,068	164,710

Total assets	$4,754,446	$5,442,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,252	$180,372
Accrued liabilities	124,289	132,060
Carnegie Mellon University accrued litigation settlement	—	736,000
Accrued employee compensation	132,050	121,631
Deferred income	63,656	55,722

Total current liabilities	503,247	1,225,785
Non-current income taxes payable	40,524	49,256
Other non-current liabilities	30,181	26,963

Total liabilities	573,952	1,302,004
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,017	1,015
Additional paid-in capital	3,057,535	3,028,921
Accumulated other comprehensive income (loss)	1,553	(795)
Retained earnings	1,120,389	1,110,982

Total shareholders’ equity	4,180,494	4,140,123

Total liabilities and shareholders’ equity	$4,754,446	$5,442,127

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net revenue	$654,422	$674,890	$1,821,648	$2,109,670
Operating costs and expenses:
Cost of goods sold	286,063	379,254	832,881	1,192,126
Research and development	222,463	252,502	691,812	818,257
Selling and marketing	30,576	30,582	93,022	97,597
General and administrative	28,904	33,206	97,049	108,884
Carnegie Mellon University litigation settlement	—	—	—	654,667
Restructuring and other related charges	1,164	35,270	6,326	48,862
Amortization and write-off of acquired intangible assets	2,299	3,150	7,221	8,286

Total operating costs and expenses	571,469	733,964	1,728,311	2,928,679

Operating income (loss)	82,953	(59,074)	93,337	(819,009)
Interest and other income, net	5,470	4,644	13,242	16,601

Income (loss) before income taxes	88,423	(54,430)	106,579	(802,408)
Provision for income taxes	15,807	3,320	5,337	13,192

Net income (loss)	$72,616	$(57,750)	$101,242	$(815,600)

Net income (loss) per share:
Basic	$0.14	$(0.11)	$0.20	$(1.59)

Diluted	$0.14	$(0.11)	$0.20	$(1.59)

Weighted average shares:
Basic	511,090	504,831	510,373	512,476

Diluted	522,091	504,831	516,476	512,476

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income (loss)	$72,616	$(57,750)	$101,242	$(815,600)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	(2,018)	(491)	2,391	(3,809)
Net change in unrealized gain (loss) on auction rate securities	—	59	—	(44)
Net change in unrealized gain (loss) on cash flow hedges	(444)	(472)	(43)	1,363

Other comprehensive income (loss), net of tax	(2,462)	(904)	2,348	(2,490)

Comprehensive income (loss), net of tax	$70,154	$(58,654)	$103,590	$(818,090)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income (loss)	$101,242	$(815,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81,168	77,376
Share-based compensation	89,912	101,360
Amortization and write-off of acquired intangible assets	8,676	9,741
Non-cash restructuring and other related charges	2,081	15,743
Other non-cash expense, net	1,020	5,926
Excess tax benefits from share-based compensation	(10)	(27)
Changes in assets and liabilities:
Accounts receivable	(38,895)	40,027
Inventories	10,944	21,042
Prepaid expenses and other assets	(2,578)	18,132
Accounts payable	10,541	(43,735)
Accrued liabilities and other non-current liabilities	(23,735)	12,016
Carnegie Mellon University accrued litigation settlement	(736,000)	734,715
Accrued employee compensation	10,419	(14,636)
Deferred income	7,934	(10,034)

Net cash provided by (used in) operating activities	(477,281)	152,046

Cash flows from investing activities:
Purchases of available-for-sale securities	(343,810)	(922,830)
Sales of available-for-sale securities	458,744	544,515
Maturities of available-for-sale securities	198,293	281,684
Distribution from privately-held companies	274	78
Purchase of time deposits	(200,000)	—
Maturities of time deposits	50,000	—
Purchases of technology licenses	(8,439)	(6,657)
Purchases of property and equipment	(37,724)	(33,361)
Purchase of equipment previously leased	—	(10,240)
Proceeds from sale of equipment held for sale	—	10,007

Net cash provided by (used in) investing activities	117,338	(136,804)

Cash flows from financing activities:
Repurchase of common stock	(56,531)	(260,875)
Proceeds from employee stock plans	11,836	59,348
Minimum tax withholding paid on behalf of employees for net share settlement	(16,281)	(23,876)
Dividend payments to shareholders	(91,835)	(92,374)
Payments on technology license obligations	(13,848)	(11,416)
Excess tax benefits from share-based compensation	10	27

Net cash used in financing activities	(166,649)	(329,166)

Net decrease in cash and cash equivalents	(526,592)	(313,924)
Cash and cash equivalents at beginning of period	1,278,180	1,210,977

Cash and cash equivalents at end of period	$751,588	$897,053

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company

Marvell Technology Group Ltd., a Bermuda exempted company, and its subsidiaries (the “Company”), is a fabless semiconductor provider of high-performance application-specific standard products. The Company’s core strength is the development of complex System-on-a-Chip and System-in-a-Package devices, leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of the Company’s product portfolio leverages embedded central processing unit technology. The Company also develops platforms that it defines as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, wireless connectivity, Internet-of-Things devices and multimedia solutions.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2017 and 2016 each have a 52-week period. The next 53-week year will be fiscal 2018.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s unaudited condensed consolidated balance sheet as of October 29, 2016, the results of its operations for the three and nine months ended October 29, 2016 and October 31, 2015, its comprehensive income (loss) for the three and nine months ended October 29, 2016 and October 31, 2015, and its cash flows for the nine months ended October 29, 2016 and October 31, 2015. The January 30, 2016 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed on July 21, 2016 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended October 29, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of share-based awards that are granted. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board issued new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, which the Company adopted beginning in the first quarter of fiscal 2017. The guidance provides a basis for evaluating whether a cloud computing arrangement includes a software license and whether the license arrangement should be accounted for as an intangible asset. This guidance also strikes from previous authoritative guidance, the use by analogy to the accounting for capital leases, which the Company previously applied in the accounting for certain of its technology license agreements. As such, the Company accounts for new agreements under the new guidance by determining if capitalization as an asset is appropriate or if the arrangement should be treated as a subscription with expense recognized in the period when service is received. Similarly, the Company will re-evaluate the accounting for any renewals to existing license agreements in accordance with the new guidance as they occur.

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

In October 2016, the FASB issued new guidance which simplifies the accounting for the income tax effects of intra-entity transfers and will require companies to recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous guidance required companies to defer the income tax effects of intra-entity transfers of assets until the asset had been sold to an outside party or otherwise recognized. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

In November 2016, the FASB issued new guidance which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	October 29, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$487,067	$1,968	$(289)	$488,746
U.S. government and agency debt	165,538	86	(64)	165,560
Asset backed securities	50,909	82	(16)	50,975
Foreign government and agency debt	11,925	—	(17)	11,908
Municipal debt securities	31,610	5	(20)	31,595
Held-to-maturity:
Time deposits	150,000	—	—	150,000

Total short-term investments	897,049	2,141	(406)	898,784
Long-term investments:
Available-for-sale:
Auction rate securities	8,974	—	—	8,974

Total long-term investments	8,974	—	—	8,974

Total investments	$906,023	$2,141	$(406)	$907,758

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$558,337	$766	$(1,282)	$557,821
U.S. government and agency debt	317,595	64	(254)	317,405
Asset backed securities	76,711	81	(56)	76,736
Foreign government and agency debt	21,370	2	(14)	21,358
Municipal debt securities	31,211	45	(7)	31,249

Total short-term investments	1,005,224	958	(1,613)	1,004,569
Long-term investments:
Available-for-sale:
Auction rate securities	11,296	—	—	11,296

Total long-term investments	11,296	—	—	11,296

Total investments	$1,016,520	$958	$(1,613)	$1,015,865

As of October 29, 2016, the Company’s investment portfolio included auction rate securities with an aggregate par value of $10.0 million. Although these auction rate securities have continued to pay interest and the underlying collateral has not deteriorated, there is currently limited trading volume. The Company uses a discounted cash flow model to estimate the fair value of the auction rate securities based on its estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations.

The Company made a determination in January 2016 that it did not expect to recover the par value of these auction rate securities and considers any impairment of these securities to be other-than-temporary. There has been no change in circumstances since January 2016 based upon the current time horizon for holding these securities and the continuation of an illiquid market. Based on the Company’s assessment of fair value as of October 29, 2016, the Company determined there was no further impairment of these auction rate securities.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the nine months ended October 29, 2016, the Company sold auction rate securities with an aggregate par value of $2.5 million for total net proceeds of $2.4 million. The carrying value of these auction rate securities was $2.3 million and resulted in a net gain of $0.1 million recorded in interest and other income, net, in the nine months ended October 29, 2016.

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Gross realized gains	$298	$524	$966	$1,222
Gross realized losses	(46)	(877)	(289)	(1,214)

Total net realized gains (losses)	$252	$(353)	$677	$8

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	October 29, 2016		January 30, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$390,731	$390,776	$304,117	$304,035
Due between one and five years	498,071	499,767	689,847	689,279
Due over five years	17,221	17,215	22,556	22,551

	$906,023	$907,758	$1,016,520	$1,015,865

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	October 29, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$116,138	$(234)	$21,515	$(55)	$137,653	$(289)
U.S. government and agency debt	58,482	(60)	6,995	(4)	65,477	(64)
Asset backed securities	5,698	(8)	5,994	(8)	11,692	(16)
Foreign government and agency debt	8,509	(15)	1,501	(2)	10,010	(17)
Municipal debt securities	18,340	(18)	998	(2)	19,338	(20)

Total securities	$207,167	$(335)	$37,003	$(71)	$244,170	$(406)

	January 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$283,138	$(1,237)	$14,383	$(45)	$297,521	$(1,282)
U.S. government and agency debt	263,325	(254)	—	—	263,325	(254)
Asset backed securities	46,646	(56)	—	—	46,646	(56)
Foreign government and agency debt	16,458	(14)	—	—	16,458	(14)
Municipal debt securities	2,943	(5)	1,571	(2)	4,514	(7)

Total securities	$612,510	$(1,566)	$15,954	$(47)	$628,464	$(1,613)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	October 29,	January 30,
	2016	2016
Inventories:
Work-in-process	$117,624	$131,471
Finished goods	81,219	78,546

Total inventories	$198,843	$210,017

Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s consolidated balance sheet. The amount of inventory held at third-party logistics providers was $23.5 million and $21.0 million at October 29, 2016 and January 30, 2016, respectively.

	October 29,	January 30,
	2016	2016
Property and equipment, net:
Machinery and equipment	$598,781	$578,627
Buildings	144,320	144,320
Computer software	99,668	102,928
Land	53,373	53,373
Building improvements	49,970	49,927
Leasehold improvements	50,194	50,192
Furniture and fixtures	24,261	27,119
Construction in progress	4,580	1,353

	1,025,147	1,007,839
Less: Accumulated depreciation and amortization	(759,163)	(708,299)

Total property and equipment, net	$265,984	$299,540

	October 29,	January 30,
	2016	2016
Other non-current assets:
Technology and other licenses	$61,479	$48,770
Deferred tax assets	36,727	34,505
Investments in privately-held companies	5,530	5,804
Prepaid land use rights	12,888	13,123
Deposits	48,771	51,512
Other	13,673	10,996

Total other non-current assets	$179,068	$164,710

	October 29,	January 30,
	2016	2016
Accrued liabilities:
Accrued rebates	$30,091	$41,320
Accrued royalties	16,181	16,217
Technology license obligations	25,842	17,985
Accrued legal expense	7,401	9,761
Accrued litigation	2,750	3,830
Other	42,024	42,947

Total accrued liabilities	$124,289	$132,060

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	October 29,	January 30,
	2016	2016
Deferred income:
Deferred revenue	$89,095	$77,935
Deferred cost of goods sold	(25,439)	(22,213)

Deferred income	$63,656	$55,722

	October 29,	January 30,
	2016	2016
Other non-current liabilities:
Technology license obligations	$17,420	$12,461
Long-term accrued employee compensation	6,504	6,078
Other	6,257	8,424

Other non-current liabilities	$30,181	$26,963

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 30, 2016	$(656)	$—	$(139)	$(795)
Other comprehensive income before reclassifications	2,868	—	479	3,347
Amounts reclassified from accumulated other comprehensive loss	(477)	—	(522)	(999)

Other comprehensive income (loss), net of tax	2,391	—	(43)	2,348

Balance at October 29, 2016	$1,735	$—	$(182)	$1,553

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308
Other comprehensive income (loss) before reclassifications	(3,360)	(44)	1,296	(2,108)
Amounts reclassified from accumulated other comprehensive income (loss)	(449)	—	67	(382)

Other comprehensive income (loss), net of tax	(3,809)	(44)	1,363	(2,490)

Balance at October 31, 2015	$(41)	$(2,318)	$177	$(2,182)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
Affected Line Item in the Statement of Operations	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$415	$(4)	$477	$449
Operating costs and expenses:
Cash flow hedges:
Research and development	118	545	457	(68)
Selling and marketing	3	6	10	(57)
General and administrative	14	51	55	58

Total	$550	$598	$999	$382

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Interest and other income, net:
Interest income	$3,370	$3,932	$10,005	$11,980
Net realized gain (loss) on investments	252	(353)	677	8
Currency translation gain	944	1,134	1,961	5,035
Other income	986	86	896	145
Interest expense	(82)	(155)	(297)	(567)

	$5,470	$4,644	$13,242	$16,601

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

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator:
Net income (loss)	$72,616	$(57,750)	$101,242	$(815,600)

Denominator:
Weighted average shares — basic	511,090	504,831	510,373	512,476
Effect of dilutive securities:
Share-based awards	11,001	—	6,103	—

Weighted average shares — diluted	522,091	504,831	516,476	512,476

Net income (loss) per share:
Basic	$0.14	$(0.11)	$0.20	$(1.59)
Diluted	$0.14	$(0.11)	$0.20	$(1.59)

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Weighted average shares outstanding:
Share-based awards	20,211	68,613	37,309	62,825

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	October 29,	January 30,
	2016	2016
Israeli shekel	$36,641	$19,082

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations
		Three Months Ended		Nine Months Ended
	Location of Gains (Losses)	October 29,	October 31,	October 29,	October 31,
	in Statement of Operations	2016	2015	2016	2015
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$242	$116	$693	$(460)
	Selling and marketing	4	2	14	(6)
	General and administrative	29	11	82	(34)

		$275	$129	$789	$(500)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The portion of gains (losses) excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three and nine months ended October 29, 2016 and October 31, 2015. In addition, realized losses from forward contracts that are not designated as hedging instruments that are included in interest and other income, net, were not material in the three and nine months ended October 29, 2016 and October 31, 2015. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings which is not material in the three and nine months ended October 29, 2016 and October 31, 2015. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified as Level 3 assets because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the discounted cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of October 29, 2016. There were no transfers of assets between levels in either the nine months ended October 29, 2016 or October 31, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at October 29, 2016
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$63,191	$—	$—	$63,191
Time deposits	—	34,459	—	34,459
Municipal debt securities	—	8,740	—	8,740
Corporate debt securities	—	30,529	—	30,529
Short-term investments:
U.S. government and agency debt	165,560	—	—	165,560
Corporate debt securities	—	488,746	—	488,746
Asset backed securities	—	50,975	—	50,975
Foreign government and agency debt	—	11,908	—	11,908
Municipal debt securities	—	31,595	—	31,595
Time deposits	—	150,000	—	150,000
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	11	—	11
Long-term investments:
Auction rate securities	—	—	8,974	8,974
Other non-current assets:
Severance pay fund	—	707	—	707

Total assets	$228,751	$807,670	$8,974	$1,045,395

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$257	$—	$257

	Fair Value Measurements at January 30, 2016
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$160,400	$—	$—	$160,400
Time deposits	—	209,405	—	209,405
U.S. government and agency debt	184,374	—	—	184,374
Corporate debt securities	—	54,689	—	54,689
Short-term investments:
U.S. government and agency debt	317,405	—	—	317,405
Corporate debt securities	—	557,821	—	557,821
Asset backed securities	—	76,736	—	76,736
Foreign government and agency debt	—	21,358	—	21,358
Municipal debt securities	—	31,249	—	31,249
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	30	—	30
Long-term investments:
Auction rate securities	—	—	11,296	11,296
Other non-current assets:
Severance pay fund	—	678	—	678

Total assets	$662,179	$951,966	$11,296	$1,625,441

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$195	$—	$195

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Nine Months Ended
	October 29,	October 31,
	2016	2015
Beginning balance	$11,296	$10,226
Sales and redemptions	(2,322)	—
Unrealized losses included in accumulated other comprehensive income	—	(44)

Ending balance	$8,974	$10,182

Note 7. Acquired Intangible Assets, Net

The carrying amounts of acquired intangible assets, net, are as follows (in thousands):

		October 29, 2016			January 30, 2016
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Purchased and core technology	4 - 8 years	$35,498	$(26,574)	$8,924	$35,498	$(21,910)	$13,588
Customer intangibles	5 - 7 years	28,600	(28,190)	410	28,600	(24,178)	4,422

Total intangible assets, net		$64,098	$(54,764)	$9,334	$64,098	$(46,088)	$18,010

Based on the identified intangible assets recorded at October 29, 2016, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2017	$1,966
2018	5,508
2019	1,860
2020 and thereafter	—

$9,334

Note 8. Restructuring and Other Related Charges

The following table provides a summary of restructuring and other related charges as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Cost of goods sold	$—	$10,285	$—	$10,285
Restructuring and other related charges	1,164	35,270	6,326	48,862

	$1,164	$45,555	$6,326	$59,147

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of charges recorded by the Company related to the restructuring actions described below (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Severance and related costs	$—	$28,773	$15	$40,478
Facilities and related costs	108	657	4,585	882
Other exit-related costs	—	1,855	—	2,044

	108	31,285	4,600	43,404
Release of reserves:
Severance	—	—	(86)	—
Other exit-related	—	—	(269)	—
Impairment and write-off of assets:
Inventory	—	8,046	—	8,046
Technology license	—	1,250	—	1,250
Equipment and other	1,056	4,974	2,081	6,447

Restructuring and other related charges	$1,164	$45,555	$6,326	$59,147

The Company recorded $1.2 million and $6.3 million in the three and nine months ended October 29, 2016, respectively, in connection with restructuring and other related charges as described in the following paragraphs.

In connection with the Company’s decision to further reduce its research and development operations in Israel as announced in May 2015, the Company and the landlord of its facility located in Israel reached agreement for the Company to completely vacate and release certain floors back to the landlord for purposes of future sublease. As a result, the Company recorded charges of $4.3 million in the nine months ended October 29, 2016 primarily for the remaining lease obligation, net of sublease income, associated with the floors it vacated in the first half of fiscal 2017.

In connection with the restructuring of its mobile platform business announced in September 2015, the Company recorded a charge of $1.1 million in the three months ended October 29, 2016 to write off the remaining mobile-related equipment classified as held for sale that it was unable to sell. Total restructuring charges in the nine months ended October 29, 2016 were $1.9 million, primarily for the write off of all remaining mobile-related equipment that was previously classified as held for sale, which was offset by a recovery of $0.3 million from the release of reserve related to the loss on contract termination previously recognized in fiscal 2016. Of the remaining actions that were expected to be completed in the first half of fiscal 2017 related to restructuring of the mobile platform business, substantially all of the activities have been completed. Total cumulative charges recorded in fiscal 2016 through the nine months ended October 29, 2016 related to this restructuring action were $46.4 million, which included $28.1 million of severance benefits, a $1.3 million loss on early contract termination, $8.8 million for impairment of technology licenses and certain equipment, $0.2 million related to facility closures and an $8.0 million write down of inventory.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance	Facilities	Other
	and Related	and Related	Exit-Related
	Costs	Costs	Costs	Total
Balance at January 30, 2016	$1,155	$1,043	$1,644	$3,842
Restructuring charges	15	4,585	—	4,600
Net cash payments	(969)	(4,606)	(200)	(5,775)
Release of reserves	(86)	—	(269)	(355)
Exchange rate adjustment	3	57	—	60

Balance at October 29, 2016	$118	$1,079	$1,175	$2,372

The balance at October 29, 2016 for other exit-related costs includes contract termination costs that are expected to be paid upon execution of the settlement agreements, and for facilities and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2018.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Income Tax

The income tax expense for the three months ended October 29, 2016 was primarily due to a current income tax expense of $12.4 million, an expense of $0.6 million related to settlements of prior year tax in foreign jurisdictions, plus a net increase in unrecognized tax benefits of $2.8 million. The net increase in unrecognized tax benefits arose from the accrual of penalties and interest of $0.5 million on the outstanding unrecognized tax benefit balance, plus the accrual of an additional $2.3 million for changes in prior year tax positions. The income tax expense for the nine months ended October 29, 2016 was primarily due to a current income tax expense of $16.9 million, plus an expense of $0.6 million related to settlements of prior year tax in foreign jurisdictions, offset by a tax benefit of $9.7 million from a net reduction in unrecognized tax benefits and a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016. The net reduction in unrecognized tax benefits arose from the release of $14.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $2.0 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $2.6 million for changes in prior year tax positions.

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

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $9.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $2.4 million and $4.6 million for the three and nine months ended October 29, 2016, respectively, and $1.8 million and $6.7 million for the three and nine months ended October 31, 2015, respectively. The benefit of the tax incentives on net income per share was $0.01 per share for the three and nine months ended October 29, 2016, compared to a benefit of less than $0.01 per share for the three months ended October 31, 2015 and $0.01 per share for the nine months ended October 31, 2015.

The Company’s principal source of liquidity as of October 29, 2016 consisted of approximately $1.7 billion of cash, cash equivalents and short-term investments, of which approximately $990 million was held by foreign subsidiaries (outside Bermuda). Approximately $680 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $210 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed, but requires payment of all costs and expenses incurred through the date of cancellation. As of October 29, 2016, these foundries had incurred approximately $154.2 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Contingencies and Legal Proceedings

The Company and certain of its subsidiaries are currently parties to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. The Company is also engaged in other legal proceedings and claims not described below, which arise in the ordinary course of its business. The Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimatable and has made an accrual. As of October 29, 2016, the Company has an accrued litigation balance of $2.8 million related to certain legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation, particularly patent litigation, could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania (“W.D. of Pennsylvania”). CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Based on post-trial motions and decisions, the W.D. of Pennsylvania calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the W.D. of Pennsylvania entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. On August 4, 2015, the W.D. of Pennsylvania in a three-judge panel issued an opinion affirming in part, reversing in part, and vacating and remanding in part. On February 16, 2016, the Company and CMU entered into a Settlement Agreement and Patent License pursuant to which the Company has agreed to pay an aggregate of $750 million, without any ongoing royalty payments, to CMU and the parties have agreed to mutually acceptable release, license and covenant not to sue provisions. Please see “Note 13 – Carnegie Mellon University Settlement” for additional information on the effect of the settlement. In connection with the settlement, the primary supersedeas bond that the Company entered into in connection with this litigation was reduced to $439 million and the secondary bond was adjusted to $311 million. All of the Company’s obligations under both bonds were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. On October 18, 2016, the case was dismissed with prejudice.

Innovatio Litigation. On March 16, 2015, Innovatio IP Ventures, LLC filed suit against MSI in the U.S. District Court for the Northern District of Illinois, alleging infringement of U.S. Patent Nos. 6,697,415; 5,844,893; 5,740,366; 7,916,747; 6,665,536; 7,013,138; 7,107,052; 5,546,397; 7,710,907; 7,710,935; 6,714,559; 7,457,646; and 6,374,311, purportedly related to certain wireless technology. The complaint seeks unspecified damages. On October 11, 2016, the case was dismissed with prejudice.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss. The hearing on the motions to dismiss took place on July 29, 2016 and the court took the matter under submission. On October 12, 2016, the Court granted Defendants’ motions to dismiss with leave to amend and granted lead plaintiff 30 days to file an amended complaint. The parties agreed that the plaintiffs shall file and serve an amended complaint by November 28, 2016. Plaintiffs filed and served the amended complaint on November 28, 2016. Defendants have until January 16, 2017 to answer, move to dismiss, or otherwise respond to the complaint.

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

On October 23, 2015, the Company removed the action to the N.D. of California. On December 21, 2015, the N.D. of California denied Saratoga’s motion to remand. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the action related to the consolidated Luna actions, discussed above. On January 22, 2016, the Company filed a motion to dismiss the complaint; on March 25, 2016, the N.D. of California held a hearing on the motion and took the matter under submission. On August 16, 2016, the court granted the Company’s motion and gave plaintiff 30 days leave to amend the complaint, (until September 15, 2016). The parties agreed to a stipulated dismissal, and on September 15, 2016, the case was dismissed with prejudice.

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

On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $128.3 million at October 29, 2016.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Shareholders’ Equity

Stock Plans

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 30, 2016	40,874	$13.59	2,156	$15.43	43,030	$13.68
Granted	2,105	$9.99	—	$—	2,105	$9.99
Exercised	(1,202)	$9.85	—	$—	(1,202)	$9.85
Canceled/Forfeited	(4,292)	$19.44	(2,156)	$15.43	(6,448)	$18.09

Balance at October 29, 2016	37,485	$12.84	—		37,485	$12.84

Vested or expected to vest at October 29, 2016	36,155	$12.82

Exercisable at October 29, 2016	22,875	$12.71

For time-based stock options vested and expected to vest at October 29, 2016, the aggregate intrinsic value was $54.0 million and the weighted average remaining contractual term was 5.5 years. For time-based stock options exercisable at October 29, 2016, the aggregate intrinsic value was $39.3 million and the weighted average remaining contractual term was 4.1 years. The aggregate intrinsic value of stock options exercised during the three months ended October 29, 2016 and October 31, 2015 was $2.9 million and $0.7 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 29, 2016 and October 31, 2015 was $3.0 million and $9.5 million, respectively. The market-based stock options automatically expired in April 2016 since the market price conditions were not met within the required five years from date of grant. The Company’s closing stock price of $13.10 as reported on the NASDAQ Global Select Market for all in-the-money options as of October 28, 2016 (last trading day of the quarter) was used to calculate the aggregate intrinsic value.

As of October 29, 2016, the unamortized compensation expense was $22.0 million for time-based stock options. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.7 years.

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based		Market-Based			Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 30, 2016	8,343	$13.57	977	$14.43	353		$12.24	9,673	$13.61
Granted	8,751	$9.70	—	$—	554	*	$11.71	9,305	$9.82
Vested	(5,367)	$14.00	(155)	$14.15	—		$—	(5,522)	$14.00
Canceled/Forfeited	(961)	$11.13	(822)	$14.50	(406)		$12.39	(2,189)	$12.63

Balance at October 29, 2016	10,766	$10.42	—	$—	501		$11.53	11,267	$10.47

*	Amounts represent the target number of restricted stock units at grant date. For these awards granted to our executive officers, up to 150% of the target restricted stock units may vest if the maximum level for performance objectives is achieved.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2016, the Company granted performance-based equity awards to each of its executive officers who recently joined the Company. The Company also granted performance-based equity awards to its Chief Financial Officer in September 2016, when she joined the Company. These equity awards include RSU’s which vest based on the achievement of certain financial goals for which the financial metrics have not yet been approved by the Executive Compensation Committee of the Company’s Board of Directors (“ECC”) and as such, have no grant measurement date for accounting purposes. Therefore, the table presented above excludes the grant of 328,071 shares (based on 100% expected achievement) related to these performance-based RSUs. A portion of the equity awards shall vest based on total shareholder return (each a “Total Shareholder Return Award”). The Total Shareholder Return Awards will vest on the third anniversary of the commencement date based on the achievement of performance objectives relating to relative total shareholder return of the Company’s common shares as compared to that of comparable companies of the Philadelphia Semiconductor Sector Index over performance periods as defined in each award. These Total Shareholder Return Awards are reported in the table presented above as “Market-Based.” Share-based compensation for the Total Shareholder Return Award is measured using the Monte Carlo valuation method since the award is indexed to the price of the Company’s common stock as set forth under the terms of the award.

In connection with the performance-based equity awards granted in fiscal 2016 to each of the Company’s executive officers, a total of 33,616 shares vested on April 1, 2016 based on achieving certain individual strategic goals as evaluated by the ECC. No shares vested for the achievement of financial performance goals since the financial performance criteria were below the threshold level. The amount of canceled shares reported in the table above includes the unvested shares that were not earned.

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

The aggregate intrinsic value of restricted stock units expected to vest as of October 29, 2016 was $122.0 million. The number of restricted stock units that are expected to vest is 10.4 million shares. As of October 29, 2016, unamortized compensation expense related to restricted stock units was $75.2 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

During the three and nine months ended October 29, 2016, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”) because it was not eligible to issue shares of its common stock due to the delay in the timely filing of its periodic reports with the SEC for the first quarter of fiscal 2017, the year ended January 30, 2016, and the second and third quarters of fiscal 2016. The Company also canceled the June 2016 ESPP purchase and delayed the opening of the new offering period that would have started in June 2016. As a result, the Company refunded $27.2 million of contribution withholdings to its employees and it recorded an additional $6.8 million of share-based compensation expense representing the acceleration of the remaining unamortized compensation expense related to the June 2016 ESPP purchase period. In August 2016, the Company completed the filing of its periodic reports with the SEC and re-opened the ESPP plan. During the three and nine months ended October 31, 2015, a total of 3.2 million shares were issued at a weighted-average price of $11.88 per share under the ESPP. As of October 29, 2016, there was $21.8 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 4.4 million of its common shares for $56.5 million during the three and nine months ended October 29, 2016. The Company repurchased 3.7 million of its common shares for $45.6 million in cash during the three months ended October 31, 2015 and 19.7 million of its common shares for $260.9 million during the nine months ended October 31, 2015. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of October 29, 2016, a total of 246.0 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.1 billion in cash and there was $126.1 million remaining available for future share repurchases.

Subsequent to the end of the quarter through November 25, 2016, the Company repurchased an additional 0.8 million of its common shares for $10.6 million at an average price per share of $12.86.

On November 17, 2016, the Company announced that its Board of Directors authorized a $1 billion share repurchase plan. The newly authorized stock repurchase program replaces in its entirety the prior $3.25 billion stock repurchase program, which had approximately $115 million of repurchase authority remaining as of November 27, 2016.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

The Company paid the following cash dividends (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Cash dividend per share	$0.06	$0.06	$0.18	$0.18

Total payment to shareholders	$30,699	$30,270	$91,835	$92,374

On November 17, 2016, the Company announced that its Board of Directors had declared a cash dividend of $0.06 per share payable on December 28, 2016 to all shareholders of record on December 6, 2016.

Future payment of a regular quarterly cash dividend on the Company’s common shares will be subject to, among other things, the best interests of the Company and its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Bermuda law and other factors that the Company’s board of directors may deem relevant. The Company’s dividend payments may change from time to time, and the Company cannot provide assurance that it will continue to declare dividends at all or in any particular amounts.

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Cost of goods sold	$2,225	$2,495	$6,859	$6,054
Research and development	19,998	22,573	72,975	75,162
Selling and marketing	2,958	2,608	9,215	7,892
General and administrative	3,082	3,789	863	12,252

	$28,263	$31,465	$89,912	$101,360

Share-based compensation capitalized in inventory was $1.2 million at October 29, 2016 and $1.5 million at January 30, 2016.

Upon the termination of the employment of certain members of our executive management in April 2016, it was determined that the vesting in certain of their unvested stock awards was not probable. As a result, the Company recorded a $6.9 million reversal of the previously recognized related share-based compensation expense in the nine months ended October 29, 2016.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Time-based Stock Options:
Weighted average fair value	$3.51	$2.82	$2.92	$3.94
Expected volatility	37%	43%	40%	34%
Expected term (in years)	5.2	5.4	5.2	5.4
Risk-free interest rate	1.2%	1.5%	1.3%	1.6%
Expected dividend yield	1.9%	2.3%	2.5%	1.7%

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Employee Stock Purchase Plan:
Estimated fair value	$3.89	$3.78	$3.89	$3.78
Volatility	40%	31%	40%	31%
Expected term (in years)	1.1	1.3	1.1	1.3
Risk-free interest rate	0.6%	0.4%	0.6%	0.4%
Dividend yield	2.0%	1.7%	2.0%	1.7%

Nine Months Ended
October 29,
2016
Total Shareholder Return Awards:
Expected term (in years)	2.9
Expected volatility	36%
Average correlation coefficient of peer companies	0.5%
Risk-free interest rate	0.8%
Expected dividend yield	2.1%

The correlation coefficients are calculated based upon the price date used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

Note 13. Carnegie Mellon University Settlement

In February 2016, the Company and CMU settled their patent infringement lawsuit pursuant to a court-ordered mediation and entered into a Settlement Agreement and Patent License (the “Agreement”). The parties agreed to mutual release of claims, license and covenant not to sue provisions for which the Company paid an aggregate of $750 million to CMU in the nine months ended October 29, 2016. See CMU litigation under “Note 10 – Commitments and Contingencies” for further information about the lawsuit.

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

The $654.7 million for the mutual release of claims and covenant not to sue was recorded in fiscal 2016 as a settlement charge in operating expenses since there is no future benefit. The $81.3 million license fee was recorded in fiscal 2016 as a charge in cost of goods sold for past use of the license. The $14.0 million representing the future use of the license, is to be recognized in cost of goods sold over the remaining term of the license from February 2016 through April 2018. Accordingly, the Company recorded $1.6 million and $4.7 million to cost of goods sold in the three and nine months ended October 29, 2016, respectively.

Note 14. Changes in the Company’s Organization

In April 2016, the employment of Dr. Sehat Sutardja as Chief Executive Officer and Ms. Weili Dai as President was terminated by the Company’s Board of Directors. The Board of Directors then formed an Interim Office of the Chief Executive and appointed Maya Strelar-Migotti, Executive Vice President of the Smart Networked Devices and Solutions Business Group, and Dr. Pantelis Alexopoulos, Executive Vice President of the Storage Business Group, as Interim Co-Chief Executive Officers.

Also in April 2016, the Company announced that it entered into an agreement with Starboard Value LP (“Starboard”), regarding the composition of its Board of Directors. Under the terms of the agreement, the Company elected Peter A. Feld, Richard S. Hill, Oleg Khaykin, Michael Strachan and Robert Switz to serve on its board. The agreement specifies that the Board would recommend and the Company would support and solicit proxies only for the election at the 2016 annual general meeting of Messrs. Feld, Hill, Khaykin, Murphy, Strachan and Switz and the four independent directors serving on the Board immediately prior to the execution of the agreement, Dr. Juergen Gromer, Dr. John G. Kassakian, Arturo Krueger and Dr. Randhir Thakur.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2016, Mr. Hill replaced Dr. Sutardja as the Chairman of the Board. In June 2016, the Board of Directors appointed Matthew J. Murphy to serve as the Company’s President and Chief Executive Officer, effective July 11, 2016. Mr. Murphy also joined the Board of Directors on July 11, 2016.

Ms. Strelar-Migotti and Dr. Alexopoulos returned to their roles as Executive Vice Presidents of the Company effective upon Mr. Murphy’s commencement of employment.

Upon the commencement of Mr. Murphy’s employment, the Board subsequently appointed Richard S. Hill, the Chairman of the Board, as the Company’s Interim Principal Executive Officer, to serve in that capacity until the Company files its Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 (“Q217 Form 10-Q”). Mr. Murphy assumed the role of the Company’s principal executive officer immediately following the filing of the Q217 Form 10-Q.

In August 2016, the Company announced the appointment of Jean Hu as Chief Financial Officer effective August 22, 2016. David P. Eichler, the Company’s Interim Chief Financial Officer and principal financial officer, ceased serving as the Company’s principal financial officer upon Ms. Hu’s appointment as Chief Financial Officer. In September 2016, Dr. Zining Wu, the Company’s Chief Technical Officer, left the Company. On October 3, 2016, the Company announced the appointment of David Caron as Chief Accounting Officer and Controller, effective immediately.

At the Company’s Annual General Meeting of Shareholders held on November 8, 2016 (the “Annual Meeting”), shareholders whose shares were present either in person or by proxy voted upon the election of directors to the Board of Directors. The shareholders elected the following directors to serve until the next annual general meeting of shareholders: Peter Feld; Richard Hill; Oleg Khaykin; Matthew Murphy; Michael Strachan; Robert Switz; and Randhir Thakur. Immediately following the Annual Meeting, the terms of directors Dr. Sehat Sutardja, Weili Dai, Dr. Juergen Groemer, Dr. John Kassakian and Arturo Krueger expired. On November 15, 2016, the Board of Directors appointed Dr. Thakur to serve on the Audit Committee of the Board of Directors, effective immediately.

Note 15. Subsequent Event

In November 2016, the Company announced a plan to restructure its operations to refocus its research and development, increase operational efficiency and improve profitability. The Company expects that the restructuring actions, which include discontinuing investment in specific research and development programs, streamlining engineering processes, and consolidating research and development sites, will eliminate approximately 900 positions worldwide. In addition, the Company plans to divest certain non-strategic businesses. These actions will begin immediately and are expected to be fully executed by the end of October 2017.

As a result of these actions, the Company expects to incur charges of $90 million to $110 million over the next four fiscal quarters, including cash charges of $35 million to $50 million. Restructuring and restructuring-related charges include an estimate of severance, asset impairment, lease termination fees and other costs.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to successfully restructure our operations within our anticipated timeframe announced in November 2016 and with our anticipated amounts of costs and savings;

•	our dependence upon the hard disk drive and wireless markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal proceedings;

•	our dependence on a small number of customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the effects of transitioning to smaller geometry process technologies;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	the effects of any potential acquisitions or investments;

•	our ability to protect our intellectual property;

•	the impact and costs associated with changes in international financial and regulatory conditions; and

•	our maintenance of an effective system of internal controls.

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength is the development of complex System-on-a-Chip (“SoC”) and System-in-a-Package devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages embedded central processing unit technology. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), wireless connectivity, and multimedia solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. As a fabless integrated circuit Company, we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products, and significantly reduces the amount of capital we need to invest in manufacturing products.

Net revenue for the third quarter and first nine months of fiscal 2017 declined 3% and 14% compared to the third quarter and first nine months of fiscal 2016, respectively, which was mainly driven by a decline in the HDD market, and the anticipated decline in our mobile and wireless product sales as a result of the restructuring of our mobile handset platform business in fiscal 2016. These declines were partially offset by growth in networking and solid state drive (“SSD”) products.

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs. Our cash, cash equivalents and short-term investments were $1.7 billion at October 29, 2016. We used cash flow from operations of $477.3 million through the third quarter of fiscal 2017 primarily due to the $750 million settlement with CMU that was fully paid in April 2016. We also paid cash dividends of $0.06 per share for a total of $91.8 million through the third quarter of fiscal 2017. In November 2017, we announced that our board of directors had authorized a $1 billion share repurchase program, and our intention to repurchase approximately $500 million worth of shares over the next 12 months.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
End Customer:
Western Digital*	21%	14%	19%	18%
Toshiba	13%	** %	13%	**	%
Seagate	10%	11%	** %	13%
Samsung	** %	13%	** %	**	%
Distributor:
Wintech	** %	** %	10%	**	%

*	The percentage of net revenues reported for Western Digital in the three and nine months ended October 29, 2016 includes net revenue of HGST and Sandisk, that became subsidiaries of Western Digital in late fiscal 2016.
**	Less than 10% of net revenue

We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers with operations in Asia represented 94% of our net revenue for both the three and nine months ended October 29, 2016, compared to 96% of our net revenue for both the three and nine months ended October 31, 2015. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	43.7	56.2	45.7	56.5
Research and development	34.0	37.4	38.0	38.8
Selling and marketing	4.7	4.5	5.1	4.6
General and administrative	4.4	4.9	5.4	5.2
Carnegie Mellon University litigation settlement	—	—	—	31.0
Restructuring and other related charges	0.2	5.2	0.3	2.3
Amortization and write-off of acquired intangible assets	0.3	0.6	0.4	0.4

Total operating costs and expenses	87.3	108.8	94.9	138.8

Operating income (loss)	12.7	(8.8)	5.1	(38.8)
Interest and other income, net	0.8	0.7	0.8	0.8

Income (loss) before income taxes	13.5	(8.1)	5.9	(38.0)
Provision for income taxes	2.4	0.5	0.3	0.7

Net income (loss)	11.1%	(8.6)%	5.6%	(38.7)%

Three and nine months ended October 29, 2016 and October 31, 2015

Net Revenue

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Net revenue	$654,422	$674,890	(3.0)%	$1,821,648	$2,109,670	(13.7)%

Net revenue for the three and nine months ended October 29, 2016 decreased by $20.5 million and $288.0 million compared to the three and nine months ended October 31, 2015, respectively. For the three months ended October 29, 2016, the decline was mainly driven by a decline in sales of products from our mobile and wireless end market customers as a result of the previously announced restructuring of our mobile handset platform business. These declines were partially offset by sales growth in all of our other end markets. For the nine months ended October 29, 2016 the decline was mainly driven by declines in sales of products from our mobile and wireless, and HDD end market customers, offset by increases in sales of products to our customers in the networking and SSD end markets. Unit shipments were 21% lower and weighted average selling prices increased 21% in the three months ended October 29, 2016, compared to the three months ended October 31, 2015, for an overall decline of 3%. Unit shipments were 23% lower and weighted average selling prices increased 12% in the nine months ended October 29, 2016, compared to the nine months ended October 31, 2015, for an overall decline of 14%.

From time to time prior to fiscal 2017, our customers agreed to take shipments in an earlier fiscal quarter than the fiscal quarter they originally requested delivery. When such agreement would not have occurred but for the request made by Marvell, we refer to such transactions internally as “pull-ins.” Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and, as a result, there were no such transactions in the third quarter and first nine months of fiscal 2017. This compares to fiscal 2016, when we had net revenue related to pull-in sales for shipments taken early by our customers of less than 1% of net revenue in the third quarter of fiscal 2016, and 9% and 11% of net revenue in the first and second quarters of fiscal 2016, respectively.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Cost of goods sold	$286,063	$379,254	(24.6)%	$832,881	$1,192,126	(30.1)%
% of net revenue	43.7%	56.2%		45.7%	56.5%

The cost of goods sold as a percentage of net revenue was lower for the three and nine months ended October 29, 2016, primarily due to a shift toward sales of higher margin storage products. Material and manufacturing costs for the three months ended October 29, 2016 were also lower compared to the three months ended October 31, 2015. In addition, cost of goods sold were higher by $1.1 million and $80.0 million in the three and nine months ended October 31, 2015, respectively, related to the litigation settlement reached with CMU and higher inventory write-downs due to lower than expected demand from our mobile related products. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)
Cost of goods sold	$2,225	$2,495	$6,859	$6,054
Research and development	19,998	22,573	72,975	75,162
Selling and marketing	2,958	2,608	9,215	7,892
General and administrative	3,082	3,789	863	12,252

	$28,263	$31,465	$89,912	$101,360

Share-based compensation expense decreased by $3.2 million and $11.4 million in the three and nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015. The decreases were mainly due to lower headcount from the restructuring of the mobile platform business in September 2015 and the $6.9 million reversal in the first quarter of fiscal 2017 of previously recognized expense associated with unvested stock awards for which vesting was determined as not probable upon the termination in April 2016 of certain members of our executive management. These decreases were partially offset by the effect from the acceleration of expense caused by the cancellation of the June 2016 ESPP purchase because the Company was not eligible to issue shares of its common stock due to the delay in the timely filing of its periodic reports with the SEC (see “Note 12 –Share-Based Compensation” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Restructuring and Other Related Charges

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)
Cost of goods sold	$—	$10,285	$—	$10,285
Restructuring and other related charges	1,164	35,270	6,326	48,862

	$1,164	$45,555	$6,326	$59,147

We recorded total restructuring charges of $1.2 million and $6.3 million in the three and nine months ended October 29, 2016, respectively. The charges primarily included the remaining lease obligation associated with our facility located in Israel where we vacated and released certain floors back to the landlord as part of restructuring actions announced in May 2015. In addition, we wrote off certain mobile-related equipment classified as held for sale that we are no longer able to sell. See “Note 8 – Restructuring and Other Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

This compares to restructuring charges of $45.6 million and $59.1 million recorded in the three and nine months ended October 31, 2015, respectively. Those charges primarily related to the restructuring of our mobile platform business announced in September 2015 and included severance, other exit-related costs, the impairment of certain equipment and other assets, as well as the write down of inventory. In addition, we incurred additional charges in connection with our ongoing effort to streamline our business.

In November 2016, we announced a plan to restructure our operations to refocus our research and development, increase operational efficiency and improve profitability. We expect to incur significant charges beginning in our fourth quarter of fiscal 2017 in connection with our restructuring actions. See “Note 16 – Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Research and Development

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Research and development	$222,463	$252,502	(11.9)%	$691,812	$818,257	(15.5)%
% of net revenue	34.0%	37.4%		38.0%	38.8%

Research and development expense decreased by $30.0 million for the three months ended October 29, 2016 compared to the three months ended October 31, 2015. The decrease in the three months ended October 29, 2016 was attributable to $14.2 million of lower personnel-related costs due to headcount reduction, a large part of which was from the restructuring of our mobile platform business announced in September 2015 that now has been substantially completed. As a result, we anticipate total annual cost savings of approximately $130 million in lower research and development expenses for fiscal 2017. The decrease also reflects a decrease of $13.2 million for third-party vendor and non-recurring engineering services, and a reduction in depreciation and amortization expense of $1.8 million.

Research and development expense decreased by $126.4 million for the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015. The decrease in the nine months ended October 29, 2016 was attributable to approximately $76.4 million of lower personnel-related costs due to the headcount reduction as described above, combined with a decrease of $30.9 million for third-party vendor and non-recurring engineering services, and a reduction in depreciation and amortization expense of $9.5 million.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Selling and marketing	$30,576	$30,582	(0.0)%	$93,022	$97,597	(4.7)%
% of net revenue	4.7%	4.5%		5.1%	4.6%

Selling and marketing expense remained flat at $30.6 million for the three months ended October 29, 2016 primarily due to an increase of $1.7 million of personnel-related costs that was offset by $1.7 million of lower costs for general marketing advertisement activities. Selling and marketing expense decreased by $4.6 million for the nine months ended October 29, 2016 primarily due to $6.1 million of lower spending for general marketing advertisement activities, including a special program offered in early fiscal 2016, offset by $1.7 million from higher personnel-related costs.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
General and administrative	$28,904	$33,206	(13.0)%	$97,049	$108,884	(10.9)%
% of net revenue	4.4%	4.9%		5.4%	5.2%

General and administrative expense decreased by $4.3 million for the three months ended October 29, 2016 primarily due to decreases in legal expenses of $5.1 million associated with certain accounting and internal control matters that have been the subject of investigations by the Company, Securities and Exchange Commission and the U.S. Attorney and related civil litigation. Costs for the surety bonds related to the litigation with CMU were also lower by $2.9 million. These decreases were partially offset by $1.9 million of higher professional fees, primarily for audit-related services, combined with higher personnel-related costs of $1.5 million.

General and administrative expense decreased by $11.8 million for the nine months ended October 29, 2016 compared to the nine months ended October 31, 2015. The decrease reflects the effect of a $15.4 million charge for a cash payment to our former Chief Executive Officer approved by the Company’s Executive Compensation Committee and included in the nine months ended October 31, 2015 that is not included in the nine months ended October 29, 2016 combined with $7.7 million of lower charges for various litigation matters and $8.6 million of lower costs for the surety bonds related to the litigation with CMU. In addition, the decrease includes a $6.9 million reversal of previously recognized share-based compensation expense related to certain members of our executive management for which the vesting was determined not probable upon their termination in April 2016. These decreases were partially offset by increases in legal expenses of $12.9 million mainly associated with certain accounting and internal control matters that have been the subject of investigations by the Company, Securities and Exchange Commission and the U.S. Attorney and related civil litigation combined with $19.0 million of higher professional fees, primarily for audit-related services and $5.8 million of higher personnel-related costs.

Carnegie Mellon University Litigation Settlement

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Litigation settlement with Carnegie Mellon University	$—	$—	0.0%	$—	$654,667	(100.0)%
% of net revenue	0.0%	0.0%		0.0%	31.0%

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

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$2,299	$3,150	(27.0)%	$7,221	$8,286	(12.9)%
% of net revenue	0.3%	0.6%		0.4%	0.4%

Amortization and write-off of acquired intangible assets decreased by $0.9 million and $1.1 million for the three and nine months ended October 29, 2016, respectively, compared to the three and nine months ended October 31, 2015. The decrease reflects lower amortization expense as certain intangible assets have become fully amortized. Amortization and write-off of acquired intangible assets in the nine months ended October 31, 2015 included a charge of $0.3 million to write off an existing trade name while there was no such charge in the nine months ended October 29, 2016.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Interest and other income, net	$5,470	$4,644	17.8%	$13,242	$16,601	(20.2)%
% of net revenue	0.8%	0.7%		0.8%	0.8%

Interest and other income, net, increased by $0.8 million and decreased by $3.4 million for the three and nine months ended October 29, 2016 compared to the three and nine months ended October 31, 2015, respectively. The increase in the three months ended October 29, 2016 is mainly due to the sale of equipment and an intangible asset to a non-related third party, partially offset by a decline in interest income. The decrease in the nine months ended October 29, 2016 reflects lower foreign currency gains from the revaluation of our foreign currency denominated tax liabilities combined with a decrease in interest income. The decrease in interest income is mainly due to overall lower average cash balances offset by effects of higher interest rates.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 29,	October 31,	%	October 29,	October 31,	%
	2016	2015	Change	2016	2015	Change
	(in thousands, except percentage)
Provision for income taxes	$15,807	$3,320	376.1%	$5,337	$13,192	(59.5)%

We had an income tax provision in both the three and nine months ended October 29, 2016, and our effective tax rate was 17.9% and 5.0%, respectively. The income tax expense for the three months ended October 29, 2016 was primarily due to a current income tax expense of $12.4 million, an expense of $0.6 million related to settlements of prior year tax in foreign jurisdictions, plus a net increase in unrecognized tax benefits of $2.8 million. The net increase in unrecognized tax benefits arose from the accrual of penalties and interest of $0.5 million on the outstanding unrecognized tax benefit balance, plus the accrual of an additional $2.3 million for changes in prior year tax positions. The income tax expense for the nine months ended October 29, 2016 was primarily due to a current income tax expense of $16.9 million, plus an expense of $0.6 million related to settlements of prior year tax in foreign jurisdictions, offset by a tax benefit of $9.7 million from a net reduction in unrecognized tax benefits and a deferred tax benefit of $2.5 million for the portion of a payment to our former Chief Executive Officer that became deductible after his departure in April 2016. The net reduction in unrecognized tax benefits arose from the release of $14.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $2.0 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $2.6 million for changes in prior year tax positions.

We had an income tax provision in both the three and nine months ended October 31, 2015, and our effective tax rate was (6.1)% and (1.6)%, respectively. The income tax expense for the three months ended October 31, 2015 was primarily due to current income tax liability of $1.5 million, a $1.1 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and $0.7 million of interest on unrecognized tax benefits. The income tax expense for the nine months ended October 31, 2015 was primarily due to current income tax liability of $21.0 million, a $7.8 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional tax provision of $3.1 million related to a $15.4 million payment to our former Chief Executive Officer. These tax provisions were partially offset by tax benefits of $15.3 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of tax audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $9.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $2.4 million and $4.6 million for the three and nine months ended October 29, 2016, respectively, and $1.8 million and $6.7 million for the three and nine months ended October 31, 2015, respectively. The benefit of the tax incentives on net income per share was $0.01 per share for the three and nine months ended October 29, 2016, compared to a benefit of less than $0.01 per share for the three months ended October 31, 2015 and $0.01 per share for the nine months ended October 31, 2015.

Liquidity and Capital Resources

Our principal source of liquidity as of October 29, 2016 consisted of approximately $1.7 billion of cash, cash equivalents and short-term investments, of which approximately $990 million was held by foreign subsidiaries (outside Bermuda). Approximately $680 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $210 million.

We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, and any declared dividends, repurchase of our common stock and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants in several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.

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

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of the Company and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Bermuda law, market conditions and other factors that our board of directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.

Cash Flows from Operating Activities

Net cash used in operating activities was $477.3 million for the nine months ended October 29, 2016. The cash outflows from operations for the nine months ended October 29, 2016 were due to $101.2 million of net income adjusted for $182.9 million of non-cash items (primarily depreciation and amortization, and share-based compensation), offset by a net decrease in working capital of $761.4 million. The cash outflow from working capital for the nine months ended October 29, 2016 was primarily driven by the decrease in the CMU accrued litigation settlement that was fully paid in the first quarter of fiscal 2017.

Net cash provided by operating activities was $152.0 million for the nine months ended October 31, 2015. The cash inflows from operations for the nine months ended October 31, 2015 were primarily due to $815.6 million of net loss adjusted for $210.1 million of non-cash items (primarily depreciation and amortization, and share-based compensation), offset by a net increase in working capital of $757.5 million, mainly from the increase in the accrued litigation settlement with CMU.

Cash Flows from Investing Activities

Net cash provided by investing activities was $117.3 million for the nine months ended October 29, 2016 compared to net cash used in investing activities of $136.8 million for the nine months ended October 31, 2015. For the nine months ended October 29, 2016, net cash provided by investing activities was primarily from sales and maturities of available-for-sale securities of $657.0 million. This amount was partially offset by cash used in investing activities for the purchase of available-for-sale securities of $343.8 million and net purchases of $150 million for time deposits. We also paid $37.7 million for the purchase of property and equipment and $8.4 million for the purchase of technology licenses.

Net cash used in investing activities of $136.8 million for the nine months ended October 31, 2015 was primarily due to purchases of available-for-sale securities of $922.8 million partially offset by sales and maturities of available-for-sale securities of $826.2 million. We also paid $33.4 million for the purchase of property and equipment, $10.2 million for the purchase of equipment previously leased and $6.7 million for the purchase of technology licenses. These payments were partially offset by the receipt of $10.0 million from the sale of equipment held for sale.

Cash Flows from Financing Activities

Net cash used in financing activities was $166.6 million for the nine months ended October 29, 2016 compared to net cash of $329.2 million used in financing activities for the nine months ended October 31, 2015. For the nine months ended October 29, 2016, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $91.8 million, $56.5 million for repurchases of our common stock and $13.8 million for technology license obligations.

Net cash used in financing activities of $329.2 million for the nine months ended October 31, 2015 was primarily attributable to payments for the repurchase of our common stock of $260.9 million and payments of our quarterly dividends of $92.4 million. The cash outflow was partially offset by net proceeds of $35.5 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 29, 2016, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We presented our contractual obligations at January 30, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended October 29, 2016, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of October 29, 2016. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits that are classified as held-to-maturity. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio, excluding time deposits. Based on investment positions as of October 29, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $9.5 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

As of October 29, 2016, our investment portfolio included $10.0 million in par value of auction rate securities classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations.

We made a determination in January 2016 that we did not expect to recover the par value of these auction rate securities and consider any impairment of these securities to be other-than-temporary. There has been no change in circumstances since January 2016 based upon the current time horizon for holding these securities and the continuation of an illiquid market. Based on our assessment of fair value as of October 29, 2016, we determined there was no further impairment of these auction rate securities.

In the nine months ended October 29, 2016, the Company sold auction rate securities with an aggregate par value of $2.5 million for total net proceeds of $2.4 million. The carrying value of these auction rate securities was $2.3 million and resulted in a net gain of $0.1 million recorded in interest and other income, net, in the nine months ended October 29, 2016.

Investment Risk. We invest in equity instruments of privately-held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence but do not have control. Carrying value of these equity investments was $5.5 million at October 29, 2016, and was included in other non-current assets in our consolidated balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

Item 4. Controls and Procedures

Audit Committee Investigation

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 1, 2016, and disclosed in our Quarterly Reports on Form 10-Q for the quarters ended August 1, 2015 and October 31, 2015, our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and our Quarterly Reports on Form 10-Q for the quarters ended April 30, 2016 and July 30, 2016, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”). This investigation generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and stated belief by Marvell’s former Chief Executive Officer and Chairman of ownership of certain patent rights related to the Final-Level Cache invention. The Audit Committee also reviewed disclosure concerning the foregoing matters and related circumstances, and whether senior management’s operating style during the relevant periods resulted in an open flow of information and communication to set an appropriate “tone at the top” for an effective control environment.

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

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 29, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 29, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of October 29, 2016, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of October 29, 2016 because of certain material weaknesses in our internal control over financial reporting as of October 29, 2016 that were initially identified previously in fiscal 2016 as follows:

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

The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

Entity Level Controls

•

By unanimous action of the Board of Directors in May 2016, we appointed five new independent directors to our Board of Directors. Two of the new members of the Board have significant finance and accounting experience, have been appointed to the Audit Committee, and have been determined by the Board of Directors to be “audit committee financial experts” as defined in rules promulgated by the SEC.

•	Concurrently with the appointment of our five new directors, we appointed a new Chairman of our Board of Directors.

•

In July 2016, we appointed a new Chief Executive Officer who is providing strong leadership to the Company and establishing open lines of communication with his internal business unit leaders and external partners.

•

In August 2016, we appointed a new, permanent Chief Financial Officer who has brought expertise and leadership to the Company and our finance team and is establishing open lines of communication with her internal business unit leaders and the finance and accounting team world-wide.

•

In October 2016, we appointed a new Controller and Chief Accounting Officer who has brought additional technical expertise to our finance and accounting function and is supporting the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting.

•

In the second and third quarters of fiscal 2017, we conducted a training program for our executives, vice presidents and associate vice presidents, led by our executive management team, to enhance awareness and understanding of the Company’s Code of Conduct and Ethics Policy and the importance of financial reporting integrity, and developed and implemented a similar program for finance, operations and sales personnel and others involved in the sales process. Training is ongoing.

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

Sufficiency of Accounting and Finance Department Resources

•

In August 2016, we appointed a new Chief Financial Officer who is providing strong leadership to the Company and, in particular, to our finance and accounting function, and is establishing open lines of communication with her staff and internal business partners.

•

In the first and second quarters of fiscal 2017, we hired a Senior Vice President of Finance and an Assistant Controller to increase the depth and breadth of knowledge and expertise commensurate with the Company’s corporate structure and financial reporting requirements. These new finance team members support the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting.

•

In October 2016, we hired a new Chief Accounting Officer and Controller who has brought additional technical expertise to our finance and accounting function and is supporting the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting.

•

We continue to enhance the Company’s finance and accounting department staff, in terms of both number and competency of personnel, particularly in the area of revenue recognition and technical accounting. Our new senior finance and accounting team members are contributing their substantial experience and abilities to raise the level of expertise across the finance and accounting functions.

•

In connection with its investigation, the Audit Committee directed our then Interim Chief Financial Officer, in coordination with our new Chief Legal Officer, to undertake a comprehensive review of the procedures to be followed by the Company for establishing significant and judgmental reserves, including reserves for litigation and royalties. As a result, a more comprehensive policy has been established and will be adhered to going forward. In addition, management will continue to report to the Audit Committee the methodologies used and basis of estimates for the establishment of significant and judgmental reserves.

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

•

As noted above, in the second and third quarters of fiscal 2017, we conducted a training program for our executive officers, vice presidents and associate vice presidents, led by our executive management team, to enhance awareness and understanding of the Company’s Code of Conduct and Ethics Policy and the importance of financial reporting integrity, and developed and implemented a similar program for finance, operations and sales personnel and others involved in the sales process. Training is ongoing.

Process to Identify Contingencies, Including Those Related to the Company’s Intellectual Property

•

The Audit Committee directed the Company to hire a Chief Legal Officer, such position having the authority of an executive officer (as defined in SEC rules) and to be deemed as such. In May 2016, the Company hired a new Executive Vice President and Chief Legal Officer to fill this role.

•

The Audit Committee directed the then Interim CFO, in coordination with the Chief Legal Officer, to undertake a comprehensive review of the procedures to be followed by the Company for establishing significant and judgmental reserves, including reserves for litigation and royalties. The Chief Legal Officer has assigned appropriate roles and responsibilities to Company personnel to improve the Company’s process for identifying litigation contingencies. As a result, a more comprehensive policy was established and has been adhered to. In addition, management will continue to report to the Audit Committee the methodologies used and basis of estimates for the establishment of significant and judgmental reserves.

•

We have adopted an updated patent disclosure and assignment policy that includes augmented procedures for review of claims of individual ownership and enhanced processes with respect to patent disclosure and assignment.

The Audit Committee directed management to develop a detailed plan and timetable for the completion of the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management continues to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of internal control over financial reporting.

Aside from the above remediations, we reconstituted the memberships and chairmanships of the audit committee, the executive compensation committee and the nominating and governance committee in May 2016.

We are committed to maintaining a strong internal control environment and believe that these remediation actions represent significant improvements in our controls. Additional remediation measures continue to be considered and will be implemented as appropriate. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those previously described.

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

Item 1A. Risk Factors

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common shares. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries and end markets. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common shares could decline due to the occurrence of any of these risks, and you could lose all or part of your investment

Factors That May Affect Future Results

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	our ability to successfully restructure our operations within our anticipated timeframe announced in November 2016 and with our anticipated savings;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

•

impact of a significant natural disaster, including earthquakes, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim; and

•	our ability to attract and retain a highly skilled workforce, especially managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2015 through October 29, 2016, our common shares traded as low as $7.40 and as high as $16.78 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

If we fail to appropriately scale our operations in response to changes in demand for our existing products or to the demand for new products requested by our customers, including efforts such as our recently announced restructuring, our business and profitability could be materially and adversely affected.

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, in November 2016, we announced a plan to restructure our operations to refocus our research and development, increase operational efficiency and improve profitability. We expect that the restructuring actions, which include discontinuing investment in specific research and development programs, streamlining engineering processes, and consolidating research and development sites, will eliminate approximately 900 positions worldwide. In addition, we plan to divest certain non-strategic businesses. These actions will begin immediately and are expected to be fully executed by the end of October 2017.

Our ability to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products, or to the demand for new products requested by our customers, is critical to our future success. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. In the event that we are unable to execute on our restructuring plan to the extent currently anticipated, our ability to meet competitive challenges or exploit key market opportunities could be materially and adversely affected.

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

The semiconductor industry and specifically the data storage, networking and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing and expect we will continue to face significant competition in the networking market. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks. Some of our competitors may be better situated to meet changing customer needs and secure design wins. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline as a result. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the data communication and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations. As the technology inflections happen, our competitors may get ahead of us and impact our market share.

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Avago Technologies Limited (which has renamed itself as Broadcom Limited (“Broadcom”) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014, Intel acquired Altera Corporation in December 2015 and NXP Semiconductors acquired Freescale Semiconductor, Ltd. These transactions and other pending transactions may further consolidate competition in our industry. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations and put us at a competitive disadvantage.

A significant portion of our business is dependent on the HDD industry, which is highly cyclical, experiences rapid technological change, is subject to industry consolidation and is facing increased competition from alternative technologies.

The HDD industry is intensely competitive, and the technology inflections are happening rapidly. This industry has historically been cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because some of our largest customers are participants in this industry. For example, in fiscal 2016, our revenue was negatively affected by a meaningful decline in overall HDD unit demand.

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

Furthermore, future changes in the nature of information storage products and personal computing devices could reduce demand for traditional HDDs. For example, products using alternative technologies, such as SSD and other storage technologies could become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases. Additionally, we depend on a few customers for our SSD controllers and as such, the loss of any SSD controller customer or a significant reduction in sales we make to them (for example, as a result of a significant drop in market share) may harm our financial condition and results of operations. Unlike in the HDD industry, SSD customers may develop their own controllers, which could pose a challenge to our market share in the SSD space. The product mix change from HDD to SSD may impact our future market share.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, or if any of these key customers experience a significant decline in market share, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 32% and 31% of our net revenue for the nine months ended October 29, 2016 and October 31, 2015, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

In addition, if regulatory activity, such as enforcement of U.S. export control and sanctions laws, were to materially limit our ability to makes sales to any of our significant customers, it could harm our results of operations, reputation and financial condition.

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

From time to time our subsidiaries and customers receive, and may continue to receive in the future, standards-based infringement claims, as well as claims against us and our subsidiaries’ proprietary technologies. Our subsidiaries and customers could face claims of infringement for certain patent licenses that have not been renewed. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys’ fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of October 29, 2016. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. As with any material weakness, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Several securities class action lawsuits were filed against us following our September 11, 2015 announcement of an independent audit committee investigation of certain accounting and internal control matters in the second quarter of fiscal 2016 and our subsequent delinquency in filing our periodic financial reports. No specific amounts of damages have been alleged in the class action lawsuits, which have now been consolidated into a single case.

We will continue to incur legal fees in connection with this pending case, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend this lawsuit vigorously, however there can be no assurance that we will be successful in any defense. If it is adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve this litigation is unpredictable and may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

Uncertain Yields and Quality

The fabrication of integrated circuits is a complex and technically demanding process. Our technology is transitioning from planar to FINFET transistors which is a new technology. This transition may result in longer qualification cycles and lower yields. Our foundries have from time to time experienced manufacturing defects and lower manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our foundries, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See “Costs related to defective products could have a material adverse effect on us.”

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

We had approximately $2.0 billion of goodwill and $9.3 million of acquired intangible assets, net on our consolidated balance sheet as of October 29, 2016. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have identified that our business operates as a single operating segment with two components (Storage, and Smart Networked Devices and Solutions), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we may have an impairment of goodwill in one of our reporting units.

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

In recent years, we have experienced significant senior management turnover, including the departure of our Chief Executive Officer, Sehat Sutardja, and our President, Weili Dai, as officers and employees of the Company, effective April 1, 2016, and the retirement of our former Chief Financial Officer in May 2015. Our board of directors recently appointed our new President and Chief Executive Officer, who assumed his duties as the Company’s principal executive officer immediately following the filing of our Quarterly Report on Form 10-Q for the second fiscal quarter of 2017, and our new Chief Financial Officer.

The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and has made recruiting for future management positions more difficult. We have recently added a number of new senior officers in addition to our President and Chief Executive Officer, including our new Chief Financial Officer, our Executive Vice President, Marketing and Sales, our Executive Vice President and Chief Legal Officer, our Chief Operations Officer, our Senior Vice President of Finance and our Chief Accounting Officer and Controller. Although the individual members of our senior management team have significant experience, they previously have not worked together as a group, and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

As a result of our global operations, we face additional risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers with operations in Asia represented approximately 94% of our net revenue in the nine months ended October 29, 2016 and 96% of our net revenue in each of fiscal 2015 and 2016.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past. For instance, we have had a dispute with Dr. Sehat Sutardja, our former Chief Executive Officer and a former member of our board of directors, related to his stated belief of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent rights to Marvell. Our Audit Committee investigated this claim and concluded that the FLC invention was owned by the Company. To the extent that any third party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.

We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in jurisdictions where the laws may not protect our proprietary rights as fully as in the United States or other developed countries. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations.

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

There can be no assurance that we will continue to declare cash dividends or effect share repurchases at all or in any particular amount, and statutory requirements under Bermuda Law, as well as ongoing litigation, may require us to defer payment of declared dividends or suspend share repurchases.

In May 2012, we announced the declaration of our first quarterly cash dividend. In November 2017, we announced that our board of directors had authorized a $1 billion share repurchase program, and our intention to repurchase approximately $500 million worth of shares over the next 12 months. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things, the best interests of our company and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Bermuda law, market conditions and other factors that the board of directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.

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

Our Bye-Laws contain change in corporate control provisions, which include authorizing the issuance of preferred shares without shareholder approval. This provision could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended October 29, 2016.

Issuer Purchases of Equity Securities

The following table presents details of our share repurchases during the three months ended October 29, 2016 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 31– August 27, 2016	—	—	—	$182,582
August 28 – September 24, 2016	747,017	$12.72	747,017	$173,074
September 25 – October 29, 2016	3,614,376	$13.00	3,614,376	$126,051

Total	4,361,393	$12.95	4,361,393	$126,051

(1)	The monthly periods presented above for the three months ended October 29, 2016, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)	On November 17, 2016, the Company announced that its Board of Directors authorized a $1 billion share repurchase plan. The newly authorized stock repurchase program replaces in its entirety the prior $3.25 billion stock repurchase program, which had approximately $115 million of repurchase authority remaining as of November 27, 2016. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Memorandum of Association of Marvell Technology Group Ltd.	S-1	333-33086	3.1	3/23/2000

3.2	Fourth Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	11/10/2016

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/6/2006

10.1#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.2#	Offer Letter between the Company and David Caron	8-K	000-30877	10.1	10/3/2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: December 6, 2016	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)