Form 10-Q
period 2017-04-29
MARVELL TECHNOLOGY GROUP LTD
filed 2017-06-05
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of common shares of the registrant outstanding as of May 30, 2017 was 502.6 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	April 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$725,962	$814,092
Short-term investments	923,449	854,268
Accounts receivable, net	357,147	335,384
Inventories	178,145	171,969
Prepaid expenses and other current assets	44,577	58,771
Assets held for sale	39,708	45,846
Total current assets	2,268,988	2,280,330
Property and equipment, net	239,358	243,397
Goodwill and acquired intangible assets, net	2,005,912	2,006,984
Other non-current assets	121,979	117,939
Total assets	$4,636,237	$4,648,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,017	$143,484
Accrued liabilities	154,315	143,491
Accrued employee compensation	132,118	139,647
Deferred income	74,064	68,124
Liabilities held for sale	746	1,670
Total current liabilities	540,260	496,416
Non-current income taxes payable	62,720	60,646
Other non-current liabilities	71,411	63,937
Total liabilities	674,391	620,999
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	1,001	1,012
Additional paid-in capital	2,876,507	3,016,775
Accumulated other comprehensive income (loss)	(164)	23
Retained earnings	1,084,502	1,009,841
Total shareholders’ equity	3,961,846	4,027,651

Total liabilities and shareholders’ equity	$4,636,237	$4,648,650
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net revenue	$579,180	$519,383
Cost of goods sold	230,549	244,354
Gross profit	348,631	275,029
Operating costs and expenses:
Research and development	193,027	226,541
Selling, general and administrative	55,211	64,163
Restructuring related charges	1,505	4,441
Total operating expenses	249,743	295,145
Operating income (loss)	98,888	(20,116)
Interest and other income, net	3,333	1,488
Income (loss) from continuing operations before income taxes	102,221	(18,628)
Provision (benefit) for income taxes	5,251	(5,357)
Income (loss) from continuing operations	96,970	(13,271)
Income (loss) from discontinued operations, net of tax	9,651	(9,408)
Net income (loss)	$106,621	$(22,679)

Net income (loss) per share - Basic:
Continuing operations	$0.19	$(0.03)
Discontinued operations	$0.02	$(0.02)
Net income (loss) per share - basic	$0.21	$(0.04)

Net income (loss) per share - Diluted:
Continuing operations	$0.19	$(0.03)
Discontinued operations	$0.02	$(0.02)
Net income (loss) per share - diluted	$0.21	$(0.04)

Weighted average shares:
Basic	503,790	508,794
Diluted	517,592	508,794

Cash dividends declared per share	$0.06	$0.06

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net income (loss)	$106,621	$(22,679)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	(673)	2,433
Net change in unrealized gain on cash flow hedges	1,758	584
Net change in pension liability	(1,272)	—
Other comprehensive income (loss), net of tax	(187)	3,017
Comprehensive income (loss), net of tax	$106,434	$(19,662)

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income (loss)	$106,621	$(22,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,742	27,114
Share-based compensation	24,017	24,453
Amortization and write-off of acquired intangible assets	1,071	2,946
Restructuring related charges	(516)	896
Deferred income taxes and other	(11,109)	(1,115)
Gain on sale of a business	(8,155)	—
Changes in assets and liabilities:
Accounts receivable	(21,763)	42,642
Inventories	(11,542)	13,598
Prepaid expenses and other assets	6,422	(13,217)
Accounts payable	31,423	19,922
Accrued liabilities	448	(22,502)
Carnegie Mellon University accrued litigation settlement	—	(736,000)
Accrued employee compensation	(7,529)	7,152
Deferred income	5,016	(1,234)
Net cash provided by (used in) operating activities	135,146	(658,024)
Cash flows from investing activities:
Purchases of available-for-sale securities	(198,416)	(93,365)
Sales of available-for-sale securities	78,764	272,271
Maturities of available-for-sale securities	82,235	97,788
Purchase of time deposits	(75,000)	(50,000)
Maturities of time deposits	75,000	—
Purchases of technology licenses	(1,093)	(4,050)
Purchases of property and equipment	(10,026)	(11,868)
Net proceeds from sale of a business	22,954	—
Other	7,275	—
Net cash provided by (used in) investing activities	(18,307)	210,776
Cash flows from financing activities:
Repurchases of common stock	(166,293)	—
Proceeds from employee stock plans	19,939	315
Minimum tax withholding paid on behalf of employees for net share settlement	(21,809)	(15,270)
Dividend payments to shareholders	(29,991)	(30,461)
Payments on technology license obligations	(6,815)	(5,294)
Net cash used in financing activities	(204,969)	(50,710)
Net decrease in cash and cash equivalents	(88,130)	(497,958)
Cash and cash equivalents at beginning of period	814,092	1,278,180
Cash and cash equivalents at end of period	$725,962	$780,222
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended April 29, 2017, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2017 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2017 had a 52-week year. Fiscal 2018 is a 53-week year.

During the first fiscal quarter of 2018, the Company recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses.  The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations for the quarter ended April 29, 2017 and an increase in earnings per share from continuing operations of $0.02 per share, as well as contributing to the increase in revenue and gross margin for the quarter.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In July 2015, the FASB issued an amendment to its guidance regarding the subsequent measurement of inventory. Historically, inventory was measured at the lower of cost or market. Market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Under the amended guidance, inventory is to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. Adoption of this guidance in the Company's first quarter of fiscal 2018 did not have a material effect on the consolidated financial statements.

In March 2016, the FASB issued new guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This replaced the previous guidance which requires tax benefits that exceed compensation cost (‘windfalls’) to be recognized in additional paid in capital. It also eliminates the need to maintain a “windfall pool,” and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance also changed the cash flow presentation of excess tax benefits, classifying them as operating activities consistent with other cash flows related to income taxes. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of the standard did not have a material effect on the consolidated financial statements in the Company's first quarter of fiscal year 2018.  Previously, the Company had disclosed its determination to account for forfeitures based on estimated forfeiture rate. However, based on further analysis of the potential prospective effects on the financial statements, and based on management’s use of such measures in GAAP and non-GAAP financial analysis, the Company subsequently elected to adopt the standard by recognizing forfeitures as incurred. As such, the Company applied the modified retrospective method of adoption for forfeitures in accordance with the guidance and recorded $2 million cumulative effect adjustment to retained earnings. The Company elected to adopt the cash flow statement presentation of excess tax benefits on a prospective basis as allowed by the new guidance.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. This guidance eliminates Step 2 from the goodwill impairment test i.e. determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying value of goodwill, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted this guidance beginning in the first quarter of fiscal 2018. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard will require an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for certain costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenue and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company plans to adopt the standard on a modified retrospective basis, with the cumulative effect recognized at adoption. This plan of adoption is a change in the method that the Company had previously disclosed and is a result of the continued assessment and evaluation of the impacts of implementation on the Company.

The Company’s initial assessment has identified a change in revenue recognition timing on our component sales made to distributors. The Company expects to recognize revenue when the Company delivers to the distributor rather than deferring recognition until the distributor sells the components. Other changes may be identified as the Company continues completion of the assessment and implementation planning phases. On the date of initial adoption, the Company will remove the deferred net revenue on component sales made to distributors through a cumulative adjustment to retained earnings. The Company expects the revenue and corresponding cost of goods sold deferral to be offset by the acceleration of revenue recognition as control of the product transfers to the Company's customer.

To date, the Company has completed the assessment phase of its revenue project and is currently in the implementation, planning, design and development phase, identifying systems and process changes necessary to enable compliance with the new standard. As a result of further analysis of the requirements of the new standard, the Company has decided to apply the amendments on a modified retrospective basis, although it may decide to change at a later date. The Company will continue to monitor relevant elements and finalize its evaluation of any changes to its accounting policies and disclosures.

In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In February 2016, the FASB issued a new standard on the accounting for leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. The standard also expands the required quantitative and qualitative disclosures for lease arrangements. The standard is effective for the Company beginning in the first quarter of fiscal year 2020. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued a new standard requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the probable initial recognition in current GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective for the Company beginning in the first quarter of fiscal year 2021. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2016, the FASB issued an accounting standards update to add or clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues and is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted, including adoption in an interim period. The amendments to the guidance should be applied using a retrospective transition method for each period presented and, if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements.

In October 2016, the FASB issued new guidance that simplifies the accounting for the income tax effects of intra-entity transfers and will require companies to recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous guidance required companies to defer the income tax effects of intra-entity transfers of assets until the asset had been sold to an outside party or otherwise recognized. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In November 2016, the FASB issued new guidance that requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued an accounting standards update that revises the definition of a business. The amendments provide a more robust framework for determining when a set of assets and activities is a business. The update is intended to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted for certain transactions, as specifically described in the guidance. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. The amendment is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
Note 3. Discontinued Operations

In November 2016, the Company announced a plan to restructure its operations to refocus its research and development, increase operational efficiency and improve profitability. As part of those actions, the Company began an active program to locate buyers for several businesses. The Company concluded that the divestitures of these businesses represented a strategic shift that has a major effect on the Company’s operations and financial results. These businesses were deemed not to align with the Company’s core business.

In February 2017, the Company entered into an agreement to sell the assets of one of these businesses, the Broadband operations. The transaction closed on April 4, 2017. Based on the terms of the agreement, the Company received sale consideration of $23 million in cash proceeds. The divestiture resulted in a pre-tax gain on sale of $8.2 million, which is included within income from discontinued operations in the consolidated statements of operations. In connection with the divestiture of the Broadband operations, the Company and the acquiror entered into Transition Service Agreements pursuant to which the Company will provide the acquiror certain services within twelve months following the sale, including financial support services, information technology services and engineering services.

During the first quarter of fiscal 2018, the Company entered into a non-binding term sheet with a buyer for the sale of a second business. This business continues to be presented as discontinued operations on the consolidated statements of operations as of April 29, 2017. The Company believes the business will be sold within fiscal 2018.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company continues its effort to sell a third business. As of the fiscal quarter ended April 29, 2017, management did not believe the sale would be completed within the next twelve months due to the high level of uncertainty of the buyer obtaining the required foreign government approvals. Due to such uncertainty, the business did not meet the criteria to be presented as discontinued operations as of the balance sheet date. Subsequent to the Company’s first quarter of fiscal 2018, this business was sold for a purchase price of $45 million in cash. In the second quarter of fiscal year 2018, the Company will classify this business as discontinued operations for all periods presented in its consolidated financial statements starting with the filing of its Form 10-Q for the three and six months ended July 29, 2017.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets (in thousands):

	April 29, 2017	January 28, 2017
Assets held for sale:
Inventory	$13,498	$8,154
Property and equipment, net	1,193	2,898
Goodwill	20,775	26,532
Acquired intangible assets, net	—	3,799
Other	1,490	1,490
Assets held for sale for discontinued operations	36,956	42,873
Other assets held for sale	2,752	2,973
Total assets of the disposal group classified as held for sale	$39,708	$45,846

Liabilities held for sale:
Deferred income	$746	$1,670

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net revenue	$32,555	$21,439
Operating costs and expenses:
Cost of goods sold	16,757	14,856
Research and development	12,065	13,917
Selling, general and administrative	1,624	1,672
Operating costs and expenses	30,446	30,445
Income (loss) from discontinued operations before income taxes	2,109	(9,006)
Gain from sale of a business	8,155	—
Provision for income taxes	613	402
Income (loss) from discontinued operations, net of tax	$9,651	$(9,408)

The Company has elected not to report separately discontinued operations in its consolidated statements of cash flows since its effect is not material. Non-cash operating amounts reported for discontinued operations include share-based compensation expense of $1.7 million and $2.3 million for the three months ended April 29, 2017 and April 30, 2016, respectively. Depreciation, amortization and capital expenditures are not material. The proceeds from sale of the Broadband business of $23.0 million are classified in investing activities for the three months ended April 29, 2017, and the gain on sale of such business is presented in operating activities. Due to the Company's transfer pricing arrangements, the Company generates

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income in most jurisdictions in which it operates, regardless if there is a loss on a consolidated basis. As such, the Company has reflected tax expense of $0.6 million and $0.4 million for three months ended April 29, 2017 and April 30, 2016, respectively, attributable to discontinued operations.

Note 4. Restructuring Related Charges

In November 2016, the Company announced a restructuring plan intended to refocus its research and development, increase operational efficiency and improve profitability. As a continuation of such plan, the Company recorded restructuring related charges of $1.5 million during the first quarter of fiscal 2018. The following table presents details of charges recorded by the Company related to the restructuring actions described below (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Restructuring related charges:
Severance and related costs	$2,827	$—
Facilities and related costs	(399)	3,631
Other exit-related costs	380	—
	2,808	3,631
Release of reserves:
Severance	(717)	(86)
Other exit-related	(70)	—
	(787)	(86)
Impairment and write-off of assets:
Technology license	174	—
Equipment and other	(690)	896
	(516)	896

Restructuring related charges	$1,505	$4,441

First quarter fiscal 2018. The Company recorded restructuring related charges of $1.5 million in the first quarter of fiscal 2018 related to the restructuring plan announced in November 2016. The charges included $2.8 million of severance benefits and other exit-related costs, and $0.2 million for the impairment of technology licenses, offset by $0.8 million release of reserve and $0.7 million gain on disposal of equipment. The Company is on track to complete activities related to the restructuring plan as previously announced.

First quarter fiscal 2017. In connection with the Company’s decision to further reduce its research and development operations in Israel as announced in May 2015, the Company recorded a $3.6 million charge for its remaining lease obligation, net of estimated sublease income, associated with the floors it vacated. In connection with the restructuring of its mobile platform business announced in September 2015, the Company also recorded net charges of $0.8 million, primarily for the write off of certain mobile-related equipment it originally identified as held for sale since it was unable to locate a buyer.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	November 2016 Restructuring			Mobile & Other Prior Restructuring
	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 28, 2017	$17,000	$1,763	$4,625	$—	$711	$—	$24,099
Restructuring charges	2,827	(578)	380	—	179	—	2,808
Net cash payments	(3,042)	(368)	(56)	—	(504)	—	(3,970)
Release of reserves	(717)	(70)	—	—	—	—	(787)
Balance at April 29, 2017	$16,068	$747	$4,949	$—	$386	$—	$22,150

During the first quarter of fiscal 2018, the Company paid severance and related benefit costs to approximately 80 employees whose employment terminated during the quarter as part of the restructuring actions described above. The remaining accrued severance represents termination benefits determined to have been established under a substantive ongoing benefit arrangement for which payment was considered probable due to the timing of notification to certain additional employee groups, and is expected to be paid within the next two quarters of fiscal 2018. The balance at April 29, 2017 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2020. Other exit-related costs are expected to be paid in the second quarter of fiscal 2018.

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	April 29, 2017	January 28, 2017
Inventories:
Work-in-process	$119,035	$110,083
Finished goods	59,110	61,886
Total inventories	$178,145	$171,969
Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s condensed consolidated balance sheet. The amount of inventory held at third-party logistics providers was $27.1 million and $26.5 million at April 29, 2017 and January 28, 2017, respectively.

	April 29, 2017	January 28, 2017
Property and equipment, net:
Machinery and equipment	$522,366	$578,248
Buildings and building improvements	194,389	194,290
Computer software	93,533	99,186
Land	53,373	53,373
Leasehold improvements	47,852	49,004
Furniture and fixtures	23,530	23,903
Construction in progress	11,169	11,240
	946,212	1,009,244
Less: Accumulated depreciation and amortization	(706,854)	(765,847)
Total property and equipment, net	$239,358	$243,397

Current accrued liabilities are comprised of the following at April 29, 2017 and January 28, 2017, respectively:

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	April 29, 2017	January 28, 2017
Accrued liabilities:
Unsettled investment trades	$40,299	$15,371
Restructuring liability	21,827	23,150
Accrued royalties	16,802	17,349
Technology license obligations	15,508	21,905
Accrued rebates	14,149	26,095
Accrued legal expense	7,155	5,127
Other	38,575	34,494
Total accrued liabilities	$154,315	$143,491

Unsettled investment trades represent the accrual to address the timing difference between trade date and cash settlement date.

	April 29, 2017	January 28, 2017
Deferred income:
Deferred revenue	$99,498	$93,148
Deferred cost of goods sold	(25,434)	(25,024)
Deferred income	$74,064	$68,124

	April 29, 2017	January 28, 2017
Other non-current liabilities:
Deferred tax liabilities	$50,850	$38,777
Technology license obligations	13,612	14,949
Long-term accrued employee compensation	5,427	4,075
Other	1,522	6,136
Other non-current liabilities	$71,411	$63,937
Accumulated other comprehensive income (loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Net Change in Pension Liability	Total
Balance at January 28, 2017	$(801)	$—	$824	$—	$23
Other comprehensive income (loss) before reclassifications	(714)	—	1,838	(1,272)	(148)
Amounts reclassified from accumulated other comprehensive income (loss)	41	—	(80)	—	(39)
Other comprehensive income (loss)	(673)	—	1,758	(1,272)	(187)
Balance at April 29, 2017	$(1,474)	$—	$2,582	$(1,272)	$(164)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 30, 2016	$(656)	$—	$(139)	$(795)
Other comprehensive income before reclassifications	2,317	—	527	2,844
Amounts reclassified from accumulated other comprehensive income	116	—	57	173
Other comprehensive income	2,433	—	584	3,017
Balance at April 30, 2016	$1,777	$—	$445	$2,222

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended
Affected Line Item in the Statements of Operations:	April 29, 2017	April 30, 2016
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$(41)	$(116)
Operating costs and expenses:
Cash flow hedges:
Research and development	71	(51)
Selling, general and administrative	9	(6)
Total	$39	$(173)

Consolidated Statements of Operations

	Three Months Ended
	April 29, 2017	April 30, 2016
Interest and other income, net:
Interest income	$3,512	$3,442
Net realized gain on investments	25	164
Currency translation loss	(90)	(1,941)
Other expense	(63)	(59)
Interest expense	(51)	(118)
	$3,333	$1,488
Share Repurchase Program
The Company repurchased 10.5 million of its common shares for $164.8 million during the three months ended April 29, 2017. There were no shares repurchased during the three months ended April 30, 2016. The repurchased shares were retired immediately after the repurchases were completed.
As of April 29, 2017, a total of 265.4 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.4 billion in cash and there was $719.2 million remaining available for future share repurchases.
Subsequent to the end of the quarter, the Company repurchased an additional 0.4 million of its common shares for $6.6 million at an average price per share of $17.46.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Investments
The following tables summarize the Company’s investments (in thousands):

	April 29, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$201,084	$92	$(315)	$200,861
Foreign government and agency debt	9,255	—	(21)	9,234
Municipal debt securities	24,510	6	(15)	24,501
Corporate debt securities	439,586	603	(448)	439,741
Equity securities	65,809	—	(1,381)	64,428
Asset backed securities	34,679	28	(23)	34,684
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	924,923	729	(2,203)	923,449
Long-term investments:
Available-for-sale:
Auction rate securities	4,615	—	—	4,615
Total long-term investments	4,615	—	—	4,615
Total investments	$929,538	$729	$(2,203)	$928,064

	January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$185,584	$86	$(283)	$185,387
Foreign government and agency debt	13,425	—	(50)	13,375
Municipal debt securities	27,916	4	(49)	27,871
Corporate debt securities	432,603	281	(776)	432,108
Asset backed securities	45,541	33	(47)	45,527
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	855,069	404	(1,205)	854,268
Long-term investments:
Available-for-sale:
Auction rate securities	4,615	—	—	4,615
Long-term investments	4,615	—	—	4,615
Total investments	$859,684	$404	$(1,205)	$858,883

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	April 29, 2017	April 30, 2016
Gross realized gains	$69	$388
Gross realized losses	(44)	(224)
Total net realized gains (losses)	$25	$164
The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	April 29, 2017		January 28, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$445,416	$445,401	$423,151	$423,058
Due between one and five years	411,498	411,439	423,669	422,995
Due over five years	6,815	6,796	12,864	12,830
	$863,729	$863,636	$859,684	$858,883
For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	April 29, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$119,024	$(315)	$—	$—	$119,024	$(315)
Foreign government and agency debt	9,234	(21)	—	—	9,234	(21)
Municipal debt securities	17,607	(14)	1,249	(1)	18,856	(15)
Corporate debt securities	146,393	(447)	829	(1)	147,222	(448)
Equity securities	64,428	(1,381)	—	—	64,428	(1,381)
Asset backed securities	11,864	(23)	—	—	11,864	(23)
Total securities	$368,550	$(2,201)	$2,078	$(2)	$370,628	$(2,203)

	January 28, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$94,064	$(283)	$—	$—	$94,064	$(283)
Foreign government and agency debt	11,875	(48)	1,499	(2)	13,374	(50)
Municipal debt securities	17,450	(47)	1,248	(2)	18,698	(49)
Corporate debt securities	199,382	(751)	16,063	(25)	215,445	(776)
Asset backed securities	16,754	(47)	—	—	16,754	(47)
Total securities	$339,525	$(1,176)	$18,810	$(29)	$358,335	$(1,205)

As of April 29, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the amortized cost basis. In addition, as of April 29, 2017, the Company anticipates that it will recover the amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended April 29, 2017.

The Company has evaluated its equity securities as of April 29, 2017 and has determined that there were no other-than-temporary impairments in such securities with unrealized loss positions. This determination was based on several factors, which

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the equity securities for a period of time sufficient to allow for any anticipated recovery in market value.
Note 7. Derivative Financial Instruments
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
The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	April 29, 2017	January 28, 2017
Israeli shekel	$41,930	$63,523

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
The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations
		Three Months Ended
	Location of Gains (Losses) in Statement of Operations	April 29, 2017	April 30, 2016
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$475	$186
	Selling, general and administrative	63	26
		$538	$212

The portion of gains (losses) excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three months ended April 29, 2017 and April 30, 2016. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings which is not material in the three months ended April 29, 2017 and April 30, 2016. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.
Note 8. Fair Value Measurements
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, equity securities, and U.S. government and agency debt securities, which are valued primarily using quoted market prices in active markets for identical assets. The Company’s Level 2 assets include its marketable investments in time deposits, foreign government and agency debt, municipal debt securities, corporate debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified as Level 3 assets because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the discounted cash flow model are unobservable in the market.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at April 29, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$7,142	$—	$—	$7,142
Time deposits	—	25,500	—	25,500
U.S. government and agency debt	24,493	—	—	24,493
Municipal debt securities	—	8,740	—	8,740
Corporate debt securities	—	59,517	—	59,517
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	200,861	—	—	200,861
Foreign government and agency debt	—	9,234	—	9,234
Municipal debt securities	—	24,501	—	24,501
Corporate debt securities	—	439,741	—	439,741
Equity securities	64,428	—	—	64,428
Asset backed securities	—	34,684	—	34,684
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	2,376	—	2,376
Long-term investments:
Auction rate securities	—	—	4,615	4,615
Other non-current assets:
Severance pay fund	—	791	—	791
Total assets	$296,924	$755,084	$4,615	$1,056,623

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at January 28, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$36,122	$—	$—	$36,122
Time deposits	—	67,000	—	67,000
U.S. government and agency debt	17,497	—	—	17,497
Foreign government and agency debt	—	1,500	—	1,500
Corporate debt securities	—	31,280	—	31,280
Municipal debt securities	—	8,740	—	8,740
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	185,387	—	—	185,387
Corporate debt securities	—	432,108	—	432,108
Foreign government and agency debt	—	13,375	—	13,375
Municipal debt securities	—	27,871	—	27,871
Asset backed securities	—	45,527	—	45,527
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	735	—	735
Long-term investments:
Auction rate securities	—	—	4,615	4,615
Other non-current assets:
Severance pay fund	—	736	—	736
Total assets	$239,006	$778,872	$4,615	$1,022,493
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$58	$—	$58

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Beginning balance	$4,615	$11,296
Sales and redemptions	—	(2,322)
Ending balance	$4,615	$8,974
Note 9. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of April 29, 2017, these foundries had incurred approximately $188.1 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification
The Company has agreed to indemnify certain customers for claims made against the Company’s products where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim, as well as the customer's attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.
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

On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss. The hearing on the motions to dismiss took place on July 29, 2016 and the court took the matter under submission. On October 12, 2016, the Court granted Defendants’ motions to dismiss with leave to amend and granted lead plaintiff 30 days to file an amended complaint. The parties agreed that the plaintiffs would file and serve an amended complaint by November 28, 2016. Plaintiffs filed and served the amended complaint on November 28, 2016. The Initial Case Management Conference took place on January 12, 2017. Marvell and co-defendants filed separate Motions to Dismiss on January 17, 2017. A hearing on the Motion to Dismiss took place on May 4, 2017, and on May 17, 2017, the court granted the Motion to Dismiss as to Rashkin and Nagesh and denied the Motion to Dismiss as to Sutardja and Marvell. A Case Management Conference was held on June 1, 2017. Trial is set for March 5, 2018.
Indemnities, Commitments and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when the loss is both estimable and probable.

Note 10. Income Tax

The income tax provision for the three months ended April 29, 2017 included the current income tax expense of $3.6 million, a net increase in unrecognized tax benefits of $1.0 million, and an expense of $0.7 million related to other discrete items recorded in the quarter. The net increase in unrecognized tax benefits arose from penalties and interest of $0.7 million accrued on the outstanding unrecognized tax benefit balance, plus the accrual of $0.6 million for changes in prior year tax positions, partially offset by the release of $0.3 million due to expiration of the statute of limitations in a non-U.S. jurisdiction.

The income tax benefit for the three months ended April 30, 2016 included the current income tax benefit of $3.1 million, a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by a net increase in unrecognized tax benefits of $0.2 million. The net increase in unrecognized tax benefits arose from penalties and interest of $0.7 million accrued on the outstanding unrecognized tax benefit balance, partially offset by the release of $0.5 million due to expiration of the statute of limitations in a non-U.S. jurisdiction.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $9.8 million from the lapse of statutes of limitation in various jurisdictions during the next twelve months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.7 million and $0.9 million for the three months ended April 29, 2017 and April 30, 2016, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended April 29, 2017 and April 30, 2016.

The Company’s principal source of liquidity as of April 29, 2017 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $990 million was held by foreign subsidiaries (outside Bermuda). Approximately $600 million of this amount held by foreign subsidiaries is related to undistributed earnings that have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $180 million.
Note 11. Net Income (Loss) Per Share
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	April 29, 2017	April 30, 2016
Numerator:
Income (loss) from continuing operations	$96,970	$(13,271)
Income (loss) from discontinued operations	9,651	(9,408)
Net income (loss)	$106,621	$(22,679)
Denominator:
Weighted average shares — basic	503,790	508,794
Effect of dilutive securities:
Share-based awards	13,802	—
Weighted average shares — diluted	517,592	508,794
Income (loss) from continuing operations per share:
Basic	$0.19	$(0.03)
Diluted	$0.19	$(0.03)
Income (loss) from discontinued operations per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Net income (loss) per share:
Basic	$0.21	$(0.04)
Diluted	$0.21	$(0.04)
Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Weighted average shares outstanding:
Share-based awards	9,166	42,955

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from share-based awards are also excluded from the calculation of diluted earnings per share for the three months ended April 30, 2016 due to the net loss reported in that period.

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

In the first quarter of fiscal 2018, we saw revenue increase year over year by 12%, from $519.4 million net revenue in the first quarter fiscal 2017 compared with $579.2 million in the first quarter of fiscal 2018. The increase was primarily due to a 25% increase in our storage product sales and a 4% increase in our networking and connectivity products, offset by a 16% reduction in other sales.

As discussed in Note 1, during the first fiscal quarter of 2018, we recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses. The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations from the quarter ended April 29, 2017 and an increase in earnings per share from continuing operations of $0.02 per share, as well as contributing to the increase in revenue and gross margin for the quarter.

Restructuring. In November 2016, we announced a restructuring plan intended to refocus our research and development, increase operational efficiency and improve profitability. As a continuation of such plan, we recorded restructuring related charges of $1.5 million during the first quarter of fiscal 2018. In addition, during the first quarter of fiscal 2018, we sold our Broadband business, receiving proceeds of $23.0 million and recognizing a gain on sale of $8.2 million. The Broadband business was one of two businesses we had classified as discontinued operations. We continue our efforts to complete the divestitures of two other businesses, one of which is currently classified as discontinued operations. Unless noted otherwise, our discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refers to our continuing operations.

Capital Return Program. Our financial position is strong and we remain committed to delivering shareholder value through our share repurchase and dividend programs. We previously announced our intention to repurchase shares of our common stock up to $1 billion, of which we intend to repurchase $500 million through October 2017. In the first quarter of fiscal 2018, we repurchased 10.5 million shares of our common stock for $164.8 million. We returned $196.3 million to stockholders in the first quarter of fiscal 2018, including our repurchases of common stock and $30.0 million of cash dividends.

Cash and Short Term Investments. Our total cash, cash equivalents and short-term investments were $1.6 billion at April 29, 2017, which remained relatively constant to our balance at our fiscal year ended January 28, 2017.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	April 29, 2017	April 30, 2016
End Customer:
Western Digital*	21.5%	20.4%
Toshiba	13.1%	11.9%
Seagate	10.3%	9.9%
Samsung	**	10.3%
Distributor:
Wintech	10.0%	10.0%

*
The percentage of net revenue reported for Western Digital in the three months ended April 29, 2017 and April 20, 2016 includes net revenue of HGST and Sandisk which became subsidiaries of Western Digital in late fiscal 2016.

**	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 94% of our net revenue in both the three months ended April 29, 2017 and April 30, 2016. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” under the caption "We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations."
Historically, a relatively large portion of our sales have been made on the basis of purchase orders rather than long-term agreements. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, the development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycles, see Part II, Item 1A, “Risk Factors,” under the caption "We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would results in lost revenue opportunities and potential loss of market share as well as damaged customer relationships."

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 29, 2017	April 30, 2016
Net revenue	100.0%	100.0%
Cost of goods sold	39.8	47.0
Gross profit	60.2	53.0
Operating costs and expenses:
Research and development	33.3	43.6
Selling, general and administrative	9.5	12.4
Restructuring related charges	0.3	0.9
Total operating costs and expenses	43.1	56.9
Operating income (loss) from continuing operations	17.1	(3.9)
Interest and other income, net	0.5	0.3
Income (loss) from continuing operations before income taxes	17.6	(3.6)
Provision (benefit) for income taxes	0.9	(1.0)
Income (loss) from continuing operations	16.7%	(2.6)%
Three months ended April 29, 2017 and April 30, 2016

Net Revenue

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(in thousands, except percentage)
Net revenue	$579,180	$519,383	11.5%

Our net revenue for the first quarter of fiscal 2018 increased by $59.8 million and 11.5% compared to net revenue for the first quarter of fiscal 2017. This increase was primarily due to increased sales of our storage products by 25% and increased sales of our networking and connectivity products by 4%, offset by decreased sales of our other products, which were down 16% year over year. These increases were driven by strong growth in sales of HDD and SSD products, as well as our networking products. Unit shipments were 5% higher and average selling prices increased 5% compared to the first quarter of fiscal 2017. We also had a one-time benefit of $4.7 million in revenue from a reduction in revenue-related accruals described above.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	April 29, 2017	April 30, 2016
	(in thousands, except percentage)
Cost of goods sold	230,549	244,354

Gross profit	348,631	275,029
% of net revenue	60.2%	53.0%

The cost of goods sold as a percentage of net revenue was lower for the first quarter of fiscal 2018 due to improved standard margins of 3.6% primarily as a result of a shift in the mix of our product sales to higher margin products combined with lower material and manufacturing costs. As a result, gross margin for the first quarter of fiscal 2018 increased 7.2% on a year-over-year basis compared to the first quarter of fiscal 2017. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Research and Development

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(in thousands, except percentage)
Research and development	$193,027	$226,541	(14.8)%
% of net revenue	33.3%	43.6%
Research and development expenses decreased by $33.5 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease was primarily attributable to $25.0 million of lower personnel-related costs, a $6.0 million reduction in depreciation and amortization expense, and a $1.9 million decrease in patent related legal costs. These reductions are attributable in part to the restructuring actions announced in November 2016.
Selling, general and administrative

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(in thousands, except percentage)
Selling, general and administrative	$55,211	$64,163	(14.0)%
% of net revenue	9.5%	12.4%

Selling, general and administrative expense decreased by $9.0 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease was primarily due to a decrease in legal expenses of $8.9 million, $3.9 million related to professional services including audit and tax fees and $1.3 million of facilities expenses. These decreases were partially offset by a $6.2 million increase due in part to personnel related costs.
Restructuring Related Charges

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(in thousands)
Restructuring related charges	$1,505	$4,441	(66.1)%
% of net revenue	0.3%	0.9%

We recorded total restructuring charges and other related charges of $1.5 million during the first quarter of fiscal 2018, which primarily arose from activities related to the restructuring plan we announced in November 2016 to refocus our research and development, increase operational efficiency and improve profitability. The charges included $2.6 million of severance and other exit-related costs, and $0.2 million for the impairment of technology licenses, offset by $0.8 million release of reserve and $0.7 million gain on disposal of equipment. In addition, the Company recorded $0.2 million related to previous fiscal 2016 restructuring actions, which included the remaining lease obligation for certain floors in one of its Israel facilities that were vacated in fiscal 2017. See "Note 4 – Restructuring Related Charges" for further information.

Interest and Other Income, Net

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(in thousands, except percentage)
Interest and other income, net	$3,333	$1,488	124.0%
% of net revenue	0.5%	0.3%
Interest and other income, net, increased by $1.8 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase is primarily due to lower foreign currency losses from the revaluation of our foreign currency denominated tax liabilities combined with an increase in interest income.
Provision (benefit) for Income Taxes

	Three Months Ended
	April 29, 2017	April 30, 2016	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$5,251	$(5,357)	(198.0)%

Our income tax provision for the three months ended April 29, 2017 was $5.3 million compared to a tax benefit of $5.4 million for the three months ended April 30, 2016. Our income tax provision for the three months ended April 29, 2017 differs from the same period in the prior year due to the recording of a tax expense on income from continuing operations, including discrete items in the quarter, versus a loss on continuing operations for the same period in the prior year, combined with the recognition of a discrete tax benefit recognized for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016.

Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in our ability to realize deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. For discussion of tax related risks, see Part II, Item 1A, “Risk Factors,” under the caption "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”
Liquidity and Capital Resources
Our principal source of liquidity as of April 29, 2017 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $990 million was held by foreign subsidiaries (outside Bermuda). Approximately $600 million of this amount held by foreign subsidiaries is related to undistributed earnings that have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $180 million.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants in several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.
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
Cash Flows from Operating Activities
Net cash flow provided by operating activities for the three months ended April 29, 2017 was $135.1 million. We had net income of $106.6 million, adjusted for the following non-cash items: depreciation and amortization of $20.7 million, share-based compensation expense of $24.0 million, amortization of acquired intangible assets of $1.1 million, and $8.2 million of gain from sale of our Broadband business. Cash outflow from working capital of $2.5 million for the three months ended April 29, 2017 was primarily driven by increases in accounts receivable and inventory, offset by an increase in accounts payable. The increase in accounts receivable was driven by less favorable sales linearity and a small increase in aged receivables. Inventories primarily associated with HDD inventory increased in preparation for next quarter's demand. The increase in accounts payable was due to additional amounts owed for wafer purchases.

Net cash outflows from operations for the three months ended April 30, 2016 of $658.0 million were due to $22.7 million of net loss adjusted for $54.3 million of non-cash items and changes in working capital of $689.6 million. The cash outflow from working capital for the three months ended April 30, 2016 was primarily driven by the decrease in the CMU accrued litigation settlement that was fully paid in the three months ended April 30, 2016. The effect on such decreases in working capital was partially offset by the cash inflow to working capital from decreases in accounts receivable due to lower sales, decrease in prepaid expenses and other assets due to receipt of $53.7 million cash for unsettled trades of available-for-sale securities, and inventories, combined with an increase in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities was $18.3 million for the three months ended April 29, 2017 compared to net cash generated from investing activities of $210.8 million for the three months ended April 30, 2016. For the three months ended April 29, 2017, net cash used in investing activities of $18.3 million was primarily driven by purchases of available-for-sale securities of $198.4 million offset by sales and maturities of available-for-sale securities of $161.0 million and net proceeds of $23.0 million from the sale of our Broadband business.

For the three months ended April 30, 2016, net cash generated from investing activities of $210.8 million was primarily driven by sales and maturities of available-for-sale securities of $370.1 million. This increase was partially offset by payments of $93.4 million for the purchase of available-for-sale securities and $50.0 million for the purchase of time deposits.

Cash Flows from Financing Activities
For the three months ended April 29, 2017, net cash used in financing activities of $205.0 million was primarily attributable to $166.3 million for repurchases of our common stock, $30.0 million for payment of our quarterly dividends and $21.8 million minimum tax withholding payments on behalf of employees for net share settlements.

For the three months ended April 30, 2016, net cash used in financing activities of $50.7 million was primarily attributable to payments of our quarterly dividends of $30.5 million and $15.3 million minimum tax withholding payments on behalf of employees for net share settlements.
Contractual Obligations
We presented our contractual obligations at January 28, 2017 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended April 29, 2017.
Indemnification Obligations
See “Note 9 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of April 29, 2017. We generally invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and agencies, municipalities, corporations, and such other investments as asset backed securities and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity.
Based on investment positions as of April 29, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.7 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Our operations in Israel represent a large portion of our total foreign currency exposure and we may enter into hedging transactions that are typically less than 12 months in duration to help mitigate some of the volatility to these forecasted cash flows. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheet. These tax liabilities would be settled in local currency. We may choose not to hedge certain foreign exchange balance sheet and cash flow exposures due to immateriality, offsetting exposures, certainty of the timing of the assets or liabilities realized as cash flows, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates. We do not enter into derivative financial instruments for trading or speculative purposes.

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
Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of April 29, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 29, 2017 due to material weaknesses described below.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of April 29, 2017, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company continues to work toward remediating certain material weaknesses in our internal control over financial reporting that were initially identified and disclosed in our fiscal 2016 consolidated financial statements. Remediation of the following material weakness has not yet been completed:

(i) Sufficiency of Accounting and Finance Department Resources - The Company had insufficient finance and accounting department resources with appropriate knowledge, expertise and training commensurate with the Company’s corporate structure and financial reporting requirements to effectively assess risk, design, operate and oversee internal controls over financial reporting. This lack of appropriate resources resulted in inconsistent expectations around the preparation, review and maintenance of documentation critical to the design and consistent execution of internal controls as well as a lack of segregation of duties in certain controls. Further, the lack of appropriate resources resulted in controls that relied upon information that did not have sufficiently precise controls around accuracy and completeness of that information and was therefore not reliable. These factors contributed to deficiencies in the Company’s financial reporting process due to a lack of precision in the review controls over certain information and assumptions impacting various financial reporting areas including those items that are nonrecurring in nature and therefore bear a greater degree of complexity given their infrequency. Additionally, they contributed to deficiencies in the Company’s ability to identify, assess and monitor the appropriate accounting treatment of certain contractual arrangements.

(ii) Revenue Recognition - The Company’s internal controls to identify, accumulate and assess the accounting impact of certain concessions or side agreements on whether the Company’s revenue recognition criteria had been met were in certain instances not fully followed or were not effective. The Company’s controls were not effective to ensure (a) consistent standards in the level of documentation of agreements required to support accurate recording of revenue transactions, and (b) that such documentation is retained, complete, and independently reviewed to ensure certain terms impacting revenue recognition were accurately reflected in the Company’s books and records.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. The material weaknesses described above will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As discussed in Item 9A of our Annual Report on Form 10-K for the period ended January 28, 2017, we made significant changes to our internal control over financial reporting during fiscal 2017 to remediate the material weaknesses identified in fiscal 2016.

Changes to Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2016 through April 29, 2017, our common shares traded as low as $8.32 and as high as $16.72 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 35% and 32% of our net revenue for the three months ended April 29, 2017 and April 30, 2016, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. For example, Toshiba Corporation has announced significant financial difficulties not directly related to their semiconductor business but which may have an adverse effect on its overall financial condition or result in a divestiture of the semiconductor portion of its business that purchases our products.

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

The semiconductor industry, and specifically the storage, networking and connectivity markets, are extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the networking market. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks. Some of our competitors may be better situated to meet changing customer needs and secure design wins. Increasing competition in the markets in which we operate may negatively impact our revenue and gross margins. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the data communication and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations. As the technology inflections happen, our competitors may get ahead of us and negatively impact our market share.

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

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China and Singapore. In addition, substantially all of our third-party assembly and testing facilities are located in China, Singapore and Taiwan. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by political, social or economic instability. In the case of such an event, our revenue, cost of goods sold and results of operations would be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

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

While we attempt to create multiple sources for our products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in our revenue, net income and cash flow.

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

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class actions or other lawsuits have been filed against us, our directors and officers. One such action is likely to result in us incurring significant legal expenses during the remainder of fiscal 2018. Any future such investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

In addition, as a result of the delay in filing of our periodic reports, we are not eligible to use a registration statement on Form S-3, and will not be eligible to use that form until we have timely filed all periodic reports required by the SEC for the twelve months preceding the filing of such registration statements, which may make it more difficult, costly or time consuming for us to raise capital if we should choose to do so.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Bermuda law, our articles of association and bye-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to current and future investigations and litigation, including the matters discussed in Part II-Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the Audit Committee’s independent investigation, the pending government investigations, and shareholder litigation, including a shareholder lawsuit that will likely subject us to significant legal expenses during fiscal 2018. We cannot provide any assurances that pending claims, or claims yet to arise, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Costs related to defective products could have a material adverse effect on us.

From time to time, we have experienced hardware and software defects and bugs associated with the introduction of our highly complex products. Despite our testing procedures, we cannot ensure that errors will not be found in new products or releases after commencement of commercial shipments in the future. Such errors could result in:

•	loss of or delay in market acceptance of our products;

•	material recall and replacement costs;

•	delay in revenue recognition or loss of revenue;

•	writing down the inventory of defective products;

•	the diversion of the attention of our engineering personnel from product development efforts;

•	our having to defend against litigation related to defective products or related property damage or personal injury; and

•	damage to our reputation in the industry that could adversely affect our relationships with our customers.

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

In April 2016, our co-founders, Dr. Sehat Sutardja and Ms. Weili Dai, left the company. Shortly thereafter, our board of directors was reconstituted in connection with our agreement with Starboard Value LLC and the company’s executive management team subsequently went through a significant transition, including the hiring of a new President and CEO, Chief Financial Officer, Chief Accounting Officer and Controller, Chief Operations Officer, Chief Technology Officer, Chief Administration and Legal Officer, Executive Vice President of Worldwide Sales and Marketing and appointment of new leaders for our storage, and networking and connectivity groups, and our corporate development organization. At the time of the filing of this Quarterly Report on Form 10-Q, the longest tenured member of our executive team has been employed by the company just over one year. While the individual members of our executive management team each have significant industry-related experience, they previously have not worked together as a group and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

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

We believe one of our key competitive advantages results from the collection of proprietary technologies we have developed and acquired since our inception, and the protection of our intellectual property rights is, and will continue to be, important to the success of our business. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 94% of our net revenue in the three months ended April 29, 2017, 94% of our net revenue in fiscal 2017 and 96% of net revenue in fiscal 2016.

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

During fiscal 2016 and continuing into the first quarter of fiscal 2018, we identified material weaknesses in our internal controls over financial reporting. If we are unable to develop, implement and maintain effective internal controls in future periods, our consolidated financial statements could contain material misstatements which would cause us to issue a restatement thereof. A restatement of our consolidated financial statements could cause our investors to lose confidence in our reported financial information and lead to a decline in our stock price.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of April 29, 2017. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q.

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

We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 9 - Commitments and Contingencies” of our Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters in which we are currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

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

We had approximately $2.0 billion of goodwill on our consolidated balance sheet as of April 29, 2017. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

We have identified that our business operates as a single operating segment with two components (Storage, and Networking and Connectivity), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. As part of our restructuring announced in November 2016, our former Smart Networked Devices and Solutions component was renamed Networking and Connectivity. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we could have an impairment of goodwill in one or more of such future reporting units.

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

If we were classified as a “passive foreign investment company” or “PFIC” under section 1297 of the Internal Revenue Code, of 1986, as amended (the “Code”), for any taxable year during which a U.S. holder holds ordinary shares, such U.S. holder generally would be taxed at ordinary income tax rates on any gain realized on the sale or exchange of the ordinary shares and on any “excess distributions” (including constructive distributions) received on the ordinary shares. Such U.S. holder could also be subject to a special interest charge with respect to any such gain or excess distribution.

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for fiscal year 2017 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

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

There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Bermuda Law may require us to defer payment of declared dividends or suspend share repurchases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended April 29, 2017.
Issuer Purchases of Equity Securities
The following table presents details of our share repurchases during the three months ended April 29, 2017 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 29 – February 25, 2017	545,722	$15.58	545,722	$875,527
February 26 – March 25, 2017	5,649,594	$15.98	5,649,594	$785,268
March 26 – April 29, 2017	4,337,939	$15.22	4,337,939	$719,238
Total	10,533,255	$15.65	10,533,255	$719,238

(1)	The monthly periods presented above for the three months ended April 29, 2017, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Memorandum of Association of Marvell Technology Group Ltd.	S-1	333-33086	3.1	3/23/2000
3.2	Fourth Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	11/10/2016
3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/6/2006
10.1#	Offer Letter between the Company and Neil Kim				Filed herewith
10.2#	Separation Agreement between the Company and Maya Strelar-Migotti				Filed herewith
10.3#	Separation and Form of Consulting Agreement between the Company and Dr. Pantelis Alexopoulos				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	XBRL Instance Document				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

MARVELL TECHNOLOGY GROUP LTD.

Date: June 5, 2017	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)