Form 10-Q
period 2017-07-29
MARVELL TECHNOLOGY GROUP LTD
filed 2017-08-31
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of common shares of the registrant outstanding as of August 24, 2017 was 495.8 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	July 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$630,501	$814,092
Short-term investments	943,006	854,268
Accounts receivable, net	371,697	335,384
Inventories	175,355	170,842
Prepaid expenses and other current assets	46,491	58,771
Assets held for sale	41,896	57,077
Total current assets	2,208,946	2,290,434
Property and equipment, net	235,354	243,397
Goodwill and acquired intangible assets, net	1,994,743	1,996,880
Other non-current assets	148,407	117,939
Total assets	$4,587,450	$4,648,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,862	$143,484
Accrued liabilities	106,351	143,491
Accrued employee compensation	131,272	139,647
Deferred income	70,063	63,976
Liabilities held for sale	1,015	5,818
Total current liabilities	462,563	496,416
Non-current income taxes payable	55,714	60,646
Other non-current liabilities	95,076	63,937
Total liabilities	613,353	620,999
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	991	1,012
Additional paid-in capital	2,752,541	3,016,775
Accumulated other comprehensive income	899	23
Retained earnings	1,219,666	1,009,841
Total shareholders’ equity	3,974,097	4,027,651

Total liabilities and shareholders’ equity	$4,587,450	$4,648,650
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net revenue	$604,750	$597,346	$1,177,459	$1,110,979
Cost of goods sold	239,572	270,427	466,770	510,360
Gross profit	365,178	326,919	710,689	600,619
Operating expenses:
Research and development	180,871	207,943	368,967	427,351
Selling, general and administrative	55,659	67,896	110,763	131,964
Restructuring related charges	4,285	721	5,171	5,162
Total operating expenses	240,815	276,560	484,901	564,477
Operating income from continuing operations	124,363	50,359	225,788	36,142
Interest and other income, net	7,188	6,284	10,521	7,772
Income from continuing operations before income taxes	131,551	56,643	236,309	43,914
Provision (benefit) for income taxes	(3,899)	(5,823)	1,267	(11,260)
Income from continuing operations, net of tax	135,450	62,466	235,042	55,174
Income (loss) from discontinued operations, net of tax	29,809	(11,161)	36,838	(26,548)
Net income	$165,259	$51,305	$271,880	$28,626

Net income (loss) per share - Basic:
Continuing operations	$0.27	$0.12	$0.47	$0.11
Discontinued operations	$0.06	$(0.02)	$0.07	$(0.05)
Net income per share - basic	$0.33	$0.10	$0.54	$0.06

Net income (loss) per share - Diluted:
Continuing operations	$0.26	$0.12	$0.46	$0.11
Discontinued operations	$0.06	$(0.02)	$0.07	$(0.05)
Net income per share - diluted	$0.32	$0.10	$0.53	$0.06

Weighted average shares:
Basic	500,817	511,235	502,303	510,014
Diluted	510,309	514,314	513,951	513,669

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$165,259	$51,305	$271,880	$28,626
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	556	1,976	(117)	4,409
Net change in unrealized gain (loss) on cash flow hedges	(765)	(183)	993	401
Net change in pension liability	1,272	—	—	—
Other comprehensive income, net of tax	1,063	1,793	876	4,810
Comprehensive income, net of tax	$166,322	$53,098	$272,756	$33,436

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$271,880	$28,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,186	53,980
Share-based compensation	46,439	61,649
Amortization and write-off of acquired intangible assets	2,136	5,892
Deferred income taxes	2,791	(2,423)
Excess tax benefits from share-based compensation	—	(5)
Gain on sale of businesses	(47,464)	—
Other	(1,886)	2,975
Changes in assets and liabilities:
Accounts receivable	(36,313)	(25,383)
Inventories	(14,712)	7,234
Prepaid expenses and other assets	8,882	(6,612)
Accounts payable	3,968	40,359
Accrued liabilities and other non-current liabilities	(33,418)	(30,243)
Carnegie Mellon University accrued litigation settlement	—	(736,000)
Accrued employee compensation	(8,375)	(15,118)
Deferred income	1,284	16,327
Net cash provided by (used in) operating activities	236,398	(598,742)
Cash flows from investing activities:
Purchases of available-for-sale securities	(376,227)	(203,723)
Sales of available-for-sale securities	116,700	340,095
Maturities of available-for-sale securities	169,611	146,470
Purchase of time deposits	(150,000)	(125,000)
Maturities of time deposits	150,000	—
Return of investment from privately-held companies	2,388	—
Purchases of technology licenses	(1,701)	(8,045)
Purchases of property and equipment	(14,046)	(24,377)
Net proceeds from sale of businesses	72,229	—
Net cash provided by (used in) investing activities	(31,046)	125,420
Cash flows from financing activities:
Repurchases of common stock	(387,558)	—
Proceeds from employee stock plans	97,811	559
Minimum tax withholding paid on behalf of employees for net share settlement	(24,814)	(15,382)
Dividend payments to shareholders	(60,086)	(61,136)
Payments on technology license obligations	(14,296)	(10,152)
Excess tax benefits on share-based compensation	—	5
Net cash used in financing activities	(388,943)	(86,106)
Net decrease in cash and cash equivalents	(183,591)	(559,428)
Cash and cash equivalents at beginning of period	814,092	1,278,180
Cash and cash equivalents at end of period	$630,501	$718,752
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended July 29, 2017, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2017 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. The Company's financial results for prior periods presented herein have been recast to reflect certain businesses that were classified as discontinued operations during the fourth quarter of fiscal year 2017 and second quarter of fiscal year 2018. See Note 3. Discontinued Operations for additional information. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2017 had a 52-week year. Fiscal 2018 is a 53-week year.

During the first fiscal quarter of 2018, the Company recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses.  The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations for the six months ended July 29, 2017 and an increase in earnings per share from continuing operations of $0.02 per share, as well as contributing to the increase in revenue and gross margin for the six months ended July 29, 2017.

Note 2. Recent Accounting Pronouncements

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

The Company’s initial assessment has identified a change in revenue recognition timing on our component sales made to distributors. The Company expects to recognize revenue when the Company transfers control to the distributor rather than deferring recognition until the distributor sells the components. Other changes may be identified as the Company continues its implementation planning process. On the date of initial adoption, the Company will remove the deferred income on component sales made to distributors through a cumulative adjustment to retained earnings.

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

In May 2017, the Company sold the assets of a second business, the LTE thin-modem operations. The transaction closed on May 18, 2017.  Based on the terms of the agreement, the Company received sale consideration of $52.9 million. The divestiture resulted in a pre-tax gain on sale of $34.0 million, which is included within income from discontinued operations in the consolidated statements of operations. The Company has classified this business as discontinued operations for all periods presented in its consolidated financial statements starting with the filing of this Form 10-Q for the three and six months ended July 29, 2017.

In June 2017, the Company entered into an agreement to sell the assets of a third business, the Multimedia operations. This business continues to be presented as discontinued operations in the consolidated statements of operations as of July 29, 2017. The transaction is expected to close in the third quarter of fiscal 2018.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets (in thousands):

	July 29, 2017	January 28, 2017
Assets held for sale:
Inventory	$16,609	$9,281
Property and equipment, net	2,797	5,270
Goodwill	20,775	36,636
Acquired intangible assets, net	—	3,799
Other	1,715	1,490
Assets held for sale for discontinued operations	41,896	56,476
Other assets held for sale	—	601
Total assets of the disposal group classified as held for sale	$41,896	$57,077

Liabilities held for sale:
Deferred income	$1,015	$5,818

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statements of operations (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net revenue	$32,994	$29,057	$72,020	$56,247
Operating costs and expenses:
Cost of goods sold	16,870	17,182	36,978	36,460
Research and development	14,555	20,948	32,169	41,998
Selling, general and administrative	910	1,782	2,642	3,549
Operating costs and expenses	32,335	39,912	71,789	82,007
Income (loss) from discontinued operations before income taxes	659	(10,855)	231	(25,760)
Gain from sale of a business	34,032	—	42,187	—
Provision for income taxes	4,882	306	5,580	788
Income (loss) from discontinued operations, net of tax	$29,809	$(11,161)	$36,838	$(26,548)

The Company has elected not to report separately discontinued operations in its consolidated statements of cash flows since its effect is not material. Non-cash operating amounts reported for discontinued operations include share-based compensation expense of $1.1 million and $3.3 million for the three and six months ended July 29, 2017 and $4.1 million and $7.1 million for the three and six months ended July 30, 2016, respectively. Depreciation, amortization and capital expenditures are not material. The proceeds from sale of the LTE thin-modem business of $49.2 million and proceeds from sale of the Broadband business of $23.0 million are classified in investing activities for the six months ended July 29, 2017, and the gain on sale of such business is presented in operating activities. Due to the Company's transfer pricing arrangements, the Company generates income in most jurisdictions in which it operates, regardless of a loss that may exist on a consolidated basis. In addition, the Company recognized a tax expense of $4.6 million on the sale of is LTE thin-modem business for the three and six month period ended July 29, 2017. As such, the Company has reflected a tax expense of $4.9 million and $5.6 million for the three and six months ended July 29, 2017 and $0.3 million and $0.8 million for the three and six months ended July 30, 2016, respectively, attributable to discontinued operations.

Note 4. Restructuring Related Charges
In November 2016, the Company announced a restructuring plan intended to refocus its research and development, increase operational efficiency and improve profitability. As a continuation of such plan, the Company recorded restructuring related charges of $4.3 million and $5.2 million in the three and six months ended July 29, 2017. The following table presents details of charges recorded by the Company related to the restructuring actions described below (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Restructuring related charges:
Severance and related costs	$3,628	$15	$5,836	$15
Facilities and related costs	841	846	442	4,477
Other exit-related costs	40	—	420	—
	4,509	861	6,698	4,492
Release of reserves:
Severance	(194)	—	(911)	(86)
Facilities and related costs	—	—	—	—
Other exit-related	(100)	(269)	(170)	(269)
	(294)	(269)	(1,081)	(355)
Impairment and write-off of assets:
Technology license	—	—	174	—
Equipment and other	70	129	(620)	1,025
	70	129	(446)	1,025

Restructuring related charges	$4,285	$721	$5,171	$5,162

The Company is on track to complete activities related to the restructuring plan as previously announced.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	November 2016 & Other Prior Restructuring
	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 28, 2017	$17,000	$2,474	$4,625	$24,099
Restructuring charges	11,921	442	420	12,783
Net cash payments	(20,049)	(1,287)	(4,122)	(25,458)
Release of reserves	(911)	(70)	(100)	(1,081)
Balance at July 29, 2017	$7,961	$1,559	$823	$10,343

The remaining accrued severance represents termination benefits determined to have been established under a substantive ongoing benefit arrangement for which payment was considered probable due to the timing of notification to certain additional employee groups, and is expected to be paid in the third quarter of fiscal 2018. Severance charges of $5.4 million and $6.1 million in the three and six months ended July 29, 2017, respectively, relate to discontinued operations and have been included in income (loss) from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations. The accrued balance at July 29, 2017 for facilities and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2020. Other exit-related costs are expected to be paid in the third quarter of fiscal 2018.

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	July 29, 2017	January 28, 2017
Inventories:
Work-in-process	$126,730	$109,362
Finished goods	48,625	61,480
Total inventories	$175,355	$170,842

Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s unaudited condensed consolidated balance sheet. The amount of inventory held at third-party logistics providers was $16.7 million and $26.5 million at July 29, 2017 and January 28, 2017, respectively.

	July 29, 2017	January 28, 2017
Property and equipment, net:
Machinery and equipment	$518,940	$578,248
Buildings and building improvements	194,399	194,290
Computer software	93,724	99,186
Land	53,373	53,373
Leasehold improvements	45,847	49,004
Furniture and fixtures	23,064	23,903
Construction in progress	16,269	11,240
	945,616	1,009,244
Less: Accumulated depreciation and amortization	(710,262)	(765,847)
Total property and equipment, net	$235,354	$243,397

Current accrued liabilities are comprised of the following at July 29, 2017 and January 28, 2017, respectively:

	July 29, 2017	January 28, 2017
Accrued liabilities:
Technology license obligations	$24,421	$21,905
Accrued royalties	16,646	17,349
Accrued rebates	16,250	26,095
Accrued legal related expenses	13,483	7,727
Unsettled investment trades	3,666	15,371
Restructuring liability	4,970	23,150
Other	26,915	31,894
Total accrued liabilities	$106,351	$143,491

Unsettled investment trades represent the accrual to address the timing difference between trade date and cash settlement date.

	July 29, 2017	January 28, 2017
Deferred income:
Deferred revenue	$94,039	$87,968
Deferred cost of goods sold	(23,976)	(23,992)
Deferred income	$70,063	$63,976

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	July 29, 2017	January 28, 2017
Other non-current liabilities:
Deferred tax liabilities	$52,593	$38,777
Technology license obligations	39,592	14,949
Long-term accrued employee compensation	1,287	4,075
Other	1,604	6,136
Other non-current liabilities	$95,076	$63,937
Accumulated other comprehensive income (loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 28, 2017	$(801)	$824	$23
Other comprehensive income (loss) before reclassifications	(146)	2,341	2,195
Amounts reclassified from accumulated other comprehensive income (loss)	29	(1,348)	(1,319)
Other comprehensive income (loss)	(117)	993	876
Balance at July 29, 2017	$(918)	$1,817	$899

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 30, 2016	$(656)	$(139)	$(795)
Other comprehensive income before reclassifications	4,471	788	5,259
Amounts reclassified from accumulated other comprehensive income	(62)	(387)	(449)
Other comprehensive income	4,409	401	4,810
Balance at July 30, 2016	$3,753	$262	$4,015

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
Affected Line Item in the Statements of Operations:	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$12	$178	$(29)	$62
Operating costs and expenses:
Cash flow hedges:
Research and development	1,003	390	1,074	339
Selling, general and administrative	265	54	274	48
Total	$1,280	$622	$1,319	$449

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Interest and other income, net:
Interest income	$3,830	$3,193	$7,342	$6,635
Net realized gain (loss) on investments	(53)	261	(28)	425
Currency remeasurement gain (loss)	(467)	2,958	(557)	1,017
Other income (expense)	3,958	(31)	3,895	(90)
Interest expense	(80)	(97)	(131)	(215)
	$7,188	$6,284	$10,521	$7,772
Share Repurchase Program
The Company repurchased 23.6 million of its common shares for $386.1 million during the six months ended July 29, 2017. There were no shares repurchased during the six months ended July 30, 2016. The repurchased shares were retired immediately after the repurchases were completed.
As of July 29, 2017, a total of 278.5 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.6 billion in cash and there was $498.0 million remaining available for future share repurchases.
Subsequent to the end of the quarter, the Company repurchased an additional 0.5 million of its common shares for $8.8 million at an average price per share of $17.43.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Investments
The following tables summarize the Company’s investments (in thousands):

	July 29, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$209,351	$84	$(287)	$209,148
Foreign government and agency debt	7,846	—	(17)	7,829
Municipal debt securities	20,965	13	(5)	20,973
Corporate debt securities	465,001	869	(269)	465,601
Equity securities	59,389	—	(1,310)	58,079
Asset backed securities	31,373	22	(19)	31,376
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total investments	$943,925	$988	$(1,907)	$943,006

	January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$185,584	$86	$(283)	$185,387
Foreign government and agency debt	13,425	—	(50)	13,375
Municipal debt securities	27,916	4	(49)	27,871
Corporate debt securities	432,603	281	(776)	432,108
Asset backed securities	45,541	33	(47)	45,527
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	855,069	404	(1,205)	854,268
Long-term investments:
Available-for-sale:
Auction rate securities	4,615	—	—	4,615
Long-term investments	4,615	—	—	4,615
Total investments	$859,684	$404	$(1,205)	$858,883

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gross realized gains	$16	$280	$85	$668
Gross realized losses	(69)	(19)	(113)	(243)
Total net realized gains (losses)	$(53)	$261	$(28)	$425

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	July 29, 2017		January 28, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$482,883	$482,877	$423,151	$423,058
Due between one and five years	401,653	402,050	423,669	422,995
Due over five years	—	—	12,864	12,830
	$884,536	$884,927	$859,684	$858,883
For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	July 29, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$106,164	$(287)	$—	$—	$106,164	$(287)
Foreign government and agency debt	7,829	(17)	—	—	7,829	(17)
Municipal debt securities	7,256	(4)	1,249	(1)	8,505	(5)
Corporate debt securities	123,358	(261)	2,217	(8)	125,575	(269)
Equity securities	58,079	(1,310)	—	—	58,079	(1,310)
Asset backed securities	12,962	(19)	—	—	12,962	(19)
Total securities	$315,648	$(1,898)	$3,466	$(9)	$319,114	$(1,907)

	January 28, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$94,064	$(283)	$—	$—	$94,064	$(283)
Foreign government and agency debt	11,875	(48)	1,499	(2)	13,374	(50)
Municipal debt securities	17,450	(47)	1,248	(2)	18,698	(49)
Corporate debt securities	199,382	(751)	16,063	(25)	215,445	(776)
Asset backed securities	16,754	(47)	—	—	16,754	(47)
Total securities	$339,525	$(1,176)	$18,810	$(29)	$358,335	$(1,205)

As of July 29, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the amortized cost basis. In addition, as of July 29, 2017, the Company anticipates that it will recover the amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended July 29, 2017.

The Company has evaluated its equity securities as of July 29, 2017 and has determined that there were no other-than-temporary impairments in such securities with unrealized loss positions. This determination was based on several factors, including the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the equity securities for a period of time sufficient to allow for any anticipated recovery in market value.
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
The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	July 29, 2017	January 28, 2017
Israeli shekel	$21,121	$63,523

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
The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gains (Losses) in Statement of Operations	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$1,251	$265	$1,726	$451
	Selling, general and administrative	331	37	394	63
		$1,582	$302	$2,120	$514

The portion of gains (losses) excluded from the assessment of hedge effectiveness is included in interest and other income, net, and these amounts were not material in the three and six months ended July 29, 2017 and July 30, 2016. The Company did not have hedge ineffectiveness from derivative financial instruments in the three and six months ended July 29, 2017 and July 30, 2016. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.
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
The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, equity securities, and U.S. government and agency debt securities, which are valued primarily using quoted market prices in active markets for identical assets. The Company’s Level 2 assets include its marketable investments in time deposits, foreign government and agency debt, municipal debt securities, corporate debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

corroborated with observable market data. In addition, forward contracts and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities were classified as Level 3 assets because there were no active markets for the auction rate securities and consequently the Company was unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. In the three months ended July 29, 2017, the auction rate securities were sold.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at July 29, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$14,579	$—	$—	$14,579
Time deposits	—	36,030	—	36,030
U.S. government and agency debt	19,492	—	—	19,492
Municipal debt securities	—	7,290	—	7,290
Corporate debt securities	—	57,441	—	57,441
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	209,148	—	—	209,148
Foreign government and agency debt	—	7,829	—	7,829
Municipal debt securities	—	20,973	—	20,973
Corporate debt securities	—	465,601	—	465,601
Equity securities	58,079	—	—	58,079
Asset backed securities	—	31,376	—	31,376
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,651	—	1,651
Other non-current assets:
Severance pay fund	—	827	—	827
Total assets	$301,298	$779,018	$—	$1,080,316

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at January 28, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$36,122	$—	$—	$36,122
Time deposits	—	67,000	—	67,000
U.S. government and agency debt	17,497	—	—	17,497
Foreign government and agency debt	—	1,500	—	1,500
Corporate debt securities	—	31,280	—	31,280
Municipal debt securities	—	8,740	—	8,740
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	185,387	—	—	185,387
Corporate debt securities	—	432,108	—	432,108
Foreign government and agency debt	—	13,375	—	13,375
Municipal debt securities	—	27,871	—	27,871
Asset backed securities	—	45,527	—	45,527
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	735	—	735
Long-term investments:
Auction rate securities	—	—	4,615	4,615
Other non-current assets:
Severance pay fund	—	736	—	736
Total assets	$239,006	$778,872	$4,615	$1,022,493
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$58	$—	$58

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Six Months Ended
	July 29, 2017	July 30, 2016
Beginning balance	$4,615	$11,296
Sales and redemptions	(4,550)	(2,413)
Realized gain (loss)	(65)	91
Ending balance	$—	$8,974
Note 9. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of July 29, 2017, these foundries had incurred approximately $185.3 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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
Contingencies and Legal Proceedings
The Company and certain of its subsidiaries are currently parties to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. The Company is also engaged in other legal proceedings and claims not described below, which arise in the ordinary course of its business. The Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and where it has made an accrual. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation, particularly patent litigation, could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.
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

On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss. The hearing on the motions to dismiss took place on July 29, 2016 and the court took the matter under submission. On October 12, 2016, the Court granted Defendants’ motions to dismiss with leave to amend and granted lead plaintiff 30 days to file an amended complaint. The parties agreed that the plaintiffs would file and serve an amended complaint by November 28, 2016. Plaintiffs filed and served the amended complaint on November 28, 2016. The Initial Case Management Conference took place on January 12, 2017. Marvell and co-defendants filed separate Motions to Dismiss on January 17, 2017. A hearing on the Motion to Dismiss took place on May 4, 2017, and on May 17, 2017, the Court granted the Motion to Dismiss as to Rashkin and Nagesh and denied the Motion to Dismiss as to Sutardja and Marvell. At a Case Management Conference on June 1, 2017, the Court set a deadline of December 29, 2017 for the conclusion of fact discovery and confirmed a trial date of March 5, 2018.
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

Note 10. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss) and the mix of jurisdictions to which they relate, changes in how the Company does business, and tax law developments. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate primarily due to the benefit of a substantial portion of its earnings being taxed at rates lower than the U.S. statutory rate.
The income tax benefit for the three months ended July 29, 2017 included a tax benefit of $8.9 million from a net reduction in unrecognized tax benefits, offset by current income tax expense of $4.4 million and an expense of $0.5 million related to other discrete items recorded in the quarter. The net reduction in unrecognized tax benefits arose from the release of $9.5 million due to the expiration of the statute of limitations in certain non-US jurisdictions, which was partially offset by penalties and interest of $0.6 million accrued on the outstanding unrecognized tax benefit balance. The income tax expense for the six months ended July 29, 2017 included current income tax expense of $7.9 million and expense of $1.2 million related to other discrete items, offset by a tax benefit of $7.9 million from a net reduction in unrecognized tax benefits. The net reduction in unrecognized tax benefits arose from the release of $9.8 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $1.3 million accrued on the outstanding unrecognized tax benefit balance and the accrual of $0.6 million for changes in prior year tax positions.

The income tax benefit for the three months ended July 30, 2016 included a tax benefit of $12.7 million from a net reduction in unrecognized tax benefits, offset by current income tax expense of $6.6 million and an expense of $0.3 million related to other discrete items recorded in the quarter. The net reduction in unrecognized tax benefits arose from the release of $13.8 million due to expiration of the statute of limitations in certain non-US jurisdictions, which was partially offset by penalties and interest of $0.8 million accrued on the outstanding unrecognized tax benefit balance and the accrual of an additional $0.3 million for a prior year tax position. The income tax benefit for the six months ended July 30, 2016 included a tax benefit of $12.5 million from a net reduction in unrecognized tax benefits and a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by current income tax expense of $3.4 million and an expense of $0.4 million related to other discrete items. The net reduction in unrecognized tax benefits arose from the release of $14.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $1.5 million accrued on the outstanding unrecognized tax benefit balance and the accrual of an additional $0.3 million for a prior year tax position.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $7.6 million from the lapse of statutes of limitation in various jurisdictions during the next twelve months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.8 million and $1.5 million for the three and six months ended July 29, 2017, respectively, and $1.3 million and $2.2 million for the three and six months ended July 30, 2016, respectively. The benefit of

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the tax incentives on net income per share was less than $0.01 per share for both the three and six months ended July 29, 2017 and July 30, 2016.

The Company’s principal source of liquidity as of July 29, 2017 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $960 million was held by foreign subsidiaries (outside Bermuda). Approximately $600 million of this amount held by foreign subsidiaries is related to undistributed earnings that have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $180 million.
Note 11. Net Income Per Share
The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net income per share, which is based on the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Income from continuing operations	$135,450	$62,466	$235,042	$55,174
Income (loss) from discontinued operations	29,809	(11,161)	36,838	(26,548)
Net income	$165,259	$51,305	$271,880	$28,626
Denominator:
Weighted average shares — basic	500,817	511,235	502,303	510,014
Effect of dilutive securities:
Share-based awards	9,492	3,079	11,648	3,655
Weighted average shares — diluted	510,309	514,314	513,951	513,669
Income from continuing operations per share:
Basic	$0.27	$0.12	$0.47	$0.11
Diluted	$0.26	$0.12	$0.46	$0.11
Income (loss) from discontinued operations per share:
Basic	$0.06	$(0.02)	$0.07	$(0.05)
Diluted	$0.06	$(0.02)	$0.07	$(0.05)
Net income per share:
Basic	$0.33	$0.10	$0.54	$0.06
Diluted	$0.32	$0.10	$0.53	$0.06
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

Anti-dilutive potential shares are presented in the following table (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Weighted average shares outstanding:
Share-based awards	2,770	38,873	7,301	38,264

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to successfully restructure our operations with our anticipated amounts of costs and savings;

•	our dependence upon the storage, networking and connectivity markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal and regulatory proceedings;

•	our dependence on a small number of customers;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the effects of transitioning to smaller geometry process technologies;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;

•	the impact of any change in the income tax laws in jurisdictions where we operate and the loss of any beneficial tax treatment that we currently enjoy;

•	the effects of any potential acquisitions or investments;

•	our ability to protect our intellectual property;

•	the impact and costs associated with changes in international financial and regulatory conditions; and

•	our maintenance of an effective system of internal controls.

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

Overview

We are a fabless semiconductor provider of high-performance, application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) devices, leveraging our technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. We also develop integrated hardware platforms along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for storage, networking and connectivity.

In the second quarter of fiscal 2018, we saw net revenue increase year over year by 1% from $597.3 million net revenue in the second quarter fiscal 2017 compared with $604.8 million in the second quarter of fiscal 2018. The increase was primarily due to a 13% increase in our storage product sales, offset in part by reduction in other sales. Our net revenue for the six months ended July 29, 2017 increased by $66.5 million compared to net revenue for the six months ended July 30, 2016. This increase was primarily due to increased sales of our storage products by 19%. This growth was offset by a decline in legacy applications.

As discussed in Note 1, during the first fiscal quarter of 2018, we recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses. The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations from the six months ended July 29, 2017 and an increase in earnings per share from continuing operations of $0.02 per share, as well as contributing to the increase in revenue and gross margin for six months ended July 29, 2017.

Restructuring. In November 2016, we announced a restructuring plan intended to refocus our research and development, increase operational efficiency and improve profitability. As a continuation of such plan, we recorded restructuring related charges of $4.3 million and $5.2 million in the three and six months ended July 29, 2017, respectively. In addition, during the first half of fiscal 2018, we received proceeds of $72.2 million and recognized a gain on sale of $42.2 million from the sale of our Broadband and LTE thin-modem businesses. The Broadband and LTE thin-modem businesses were two of three businesses we had classified as discontinued operations. We continue our efforts to complete the divestiture of one other business, which is currently classified as discontinued operations. Unless noted otherwise, our discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refers to our continuing operations.

Capital Return Program. Our financial position is strong and we remain committed to delivering shareholder value through our share repurchase and dividend programs. For the six months ended July 29, 2017, we repurchased 23.6 million shares of our common stock for $386.1 million. As of July 29, 2017, a total of 278.5 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.6 billion in cash and there was $498.0 million remaining available for future share repurchases. We returned $447.6 million to stockholders in the six months ended July 29, 2017, including our repurchases of common stock and $60.1 million of cash dividends.

Cash and Short Term Investments. Our total cash, cash equivalents and short-term investments were $1.6 billion at July 29, 2017, which remained relatively consistent with our balance at our fiscal year ended January 28, 2017.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
End Customer:
Western Digital*	21.8%	18.3%	21.8%	19.4%
Toshiba	15.1%	13.6%	14.2%	12.9%
Seagate	9.8%	8.8%	10.1%	9.4%
Cisco	10.6%	10.0%	10.0%	10.1%
Sony	**	10.0%	**	**
Distributor:
Wintech	**	10.4%	**	10.0%

*
The percentage of net revenue reported for Western Digital in the three and six months ended July 29, 2017 and July 30, 2016 includes net revenue of HGST and Sandisk which became subsidiaries of Western Digital in late fiscal 2016.

**	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 95% of our net revenue in both the three and six months ended July 29, 2017, respectively and approximately 94% of net revenue in both the three and six months ended July 30, 2016, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption "We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations."
Historically, a relatively large portion of our sales have been made on the basis of purchase orders rather than long-term agreements. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, the development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycles, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption "We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would results in lost revenue opportunities and potential loss of market share as well as damaged customer relationships."

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
Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	39.6	45.3	39.6	45.9
Gross profit	60.4	54.7	60.4	54.1
Operating expenses:
Research and development	29.9	34.8	31.3	38.4
Selling, general and administrative	9.2	11.4	9.4	11.9
Restructuring related charges	0.7	0.1	0.5	0.5
Total operating expenses	39.8	46.3	41.2	50.8
Operating income from continuing operations	20.6	8.4	19.2	3.3
Interest and other income, net	1.2	1.1	0.9	0.7
Income from continuing operations before income taxes	21.8	9.5	20.1	4.0
Provision (benefit) for income taxes	(0.6)	(1.0)	0.1	(1.0)
Income from continuing operations, net of tax	22.4%	10.5%	20.0%	5.0%
Three and six months ended July 29, 2017 and July 30, 2016

Net Revenue

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands, except percentage)
Net revenue	$604,750	$597,346	1.2%	$1,177,459	$1,110,979	6.0%

Our net revenue for the three months ended July 29, 2017 increased by $7.4 million compared to net revenue for the three months ended July 30, 2016. This increase was primarily due to increased sales of our storage products by 13% driven by strong growth in sales of SSD products. This increase was offset by decreased sales of our other products, which were down 35% compared to the three months ended July 30, 2016.

Our net revenue for the six months ended July 29, 2017 increased by $66.5 million compared to net revenue for the six months ended July 30, 2016. This increase was primarily due to increased sales of our storage products by 19% driven by strong growth in sales of HDD and SSD products and increased sales of our connectivity products by 5%. This growth was offset by a decline in other products. Net revenue for the six months ended July 29, 2017 included a one-time benefit of $4.7 million from a reduction in revenue-related accruals described in Note 1 of our unaudited condensed consolidated financial statements.

In the three months ended July 29, 2017, unit shipments were 2% lower and average selling prices increased 4% compared to the three months ended July 30, 2016. In the six months ended July 29, 2017, unit shipments were 1% higher and average selling prices increased 5% compared to the six months ended July 30, 2016.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands, except percentage)
Cost of goods sold	$239,572	$270,427	(11.4)%	$466,770	$510,360	(8.5)%
% of net revenue	39.6%	45.3%		39.6%	45.9%
Gross profit	$365,178	$326,919	11.7%	$710,689	$600,619	18.3%
% of net revenue	60.4%	54.7%		60.4%	54.1%

The cost of goods sold as a percentage of net revenue was lower for the three and six months ended July 29, 2017 due to improved margins primarily as a result of a shift in the mix of our product sales to higher margin products combined with an increase in rebates, offset by higher tapeout costs. As a result, gross margin for the three and six months ended July 29, 2017 increased 5.7% and 6.3%, respectively, compared to the three and six months ended July 30, 2016. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Research and Development

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands, except percentage)
Research and development	$180,871	$207,943	(13.0)%	$368,967	$427,351	(13.7)%
% of net revenue	29.9%	34.8%		31.3%	38.4%
Research and development expenses decreased by $27.1 million in the three months ended July 29, 2017 compared to the three months ended July 30, 2016. The decrease was primarily attributable to $20.4 million of lower personnel-related costs and a $3.7 million reduction in depreciation and amortization expense. These reductions are primarily attributable to the results of the restructuring actions announced in November 2016.
Research and development expenses decreased by $58.4 million in the six months ended July 29, 2017 compared to the six months ended July 30, 2016. The decrease was primarily attributable to $44.2 million of lower personnel-related costs, an $8.0 million reduction in depreciation and amortization expense. These reductions are primarily attributable to the results of the restructuring actions announced in November 2016.
Selling, general and administrative

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands, except percentage)
Selling, general and administrative	$55,659	$67,896	(18.0)%	$110,763	$131,964	(16.1)%
% of net revenue	9.2%	11.4%		9.4%	11.9%

Selling, general and administrative expense decreased by $12.2 million in the three months ended July 29, 2017 compared to the three months ended July 30, 2016. The decrease was primarily due to a decrease in professional services, including audit and tax fees of $8.8 million and a decrease in legal expenses of $5.8 million. These decreases were partially offset by a $2.2 million increase in personnel-related costs.
Selling, general and administrative expense decreased by $21.2 million in the six months ended July 29, 2017 compared to the six months ended July 30, 2016. The decrease was primarily due to a decrease in legal expenses of $14.7 million, $12.7 million related to professional services, including audit and tax fees, and $2.6 million of facilities expenses. These decreases were partially offset by a $14.0 million increase in personnel-related costs.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands)
Restructuring related charges	$4,285	$721	494.3%	$5,171	$5,162	0.2%
% of net revenue	0.7%	0.1%		0.5%	0.5%

We recorded total restructuring charges and other related charges of $4.3 million and $5.2 million in the three and six months ended July 29, 2017, respectively. The charges primarily arose from activities related to the restructuring plan we announced in November 2016 to refocus our research and development, increase operational efficiency and improve profitability. The charges for the six months ended July 29, 2017 included $6.7 million of severance and other exit-related costs offset by $1.1 million release of reserve. See "Note 4 – Restructuring Related Charges" for further information.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands, except percentage)
Interest and other income, net	$7,188	$6,284	14.4%	$10,521	$7,772	35.4%
% of net revenue	1.2%	1.1%		0.9%	0.7%
Interest and other income, net, increased by $0.9 million and $2.7 million in the three and six months ended July 29, 2017, respectively, compared to the three and six months ended July 30, 2016. The increase is primarily due to a $5.1 million gain from sale of a business related to restructuring divestiture activity, offset by a $2.0 million foreign currency loss related to the revaluation of foreign currency denominated tax liabilities.
Provision (benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	July 29, 2017	July 30, 2016	% Change	July 29, 2017	July 30, 2016	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(3,899)	$(5,823)	(33.0)%	$1,267	$(11,260)	(111.3)%

Our income tax benefit for the three months ended July 29, 2017 was $3.9 million compared to a tax benefit of $5.8 million for the three months ended July 30, 2016. Our income tax benefit for the three months ended July 29, 2017 differs from the same period in the prior year primarily due to the magnitude of the unrecognized tax benefit released in the current period of $9.5 million versus the prior period of $13.8 million, offset by lower tax expense on continuing operations in the current period of $4.4 million versus the prior period of $6.6 million. The effective tax rate for the three months ended July 29, 2017 and July 30, 2016 differs from the statutory federal rate of 35% primarily due to the benefit of a substantial portion of our earnings being taxed at rates lower than the U.S. statutory rate, as well as the reversal of unrecognized tax benefit liabilities in certain non-U.S. jurisdictions.

Our income tax expense for the six months ended July 29, 2017 was $1.3 million compared to a tax benefit of $11.3 million for the six months ended July 30, 2016. Our income tax provision for the six months ended July 29, 2017 differs from the same period in the prior year primarily due to the magnitude of the unrecognized tax benefit released in the current period of $9.8 million versus the prior period of $14.3 million, as well as the recognition of a discrete tax benefit in the amount of $2.5 million related to compensation paid to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016. This was offset by higher tax expense on continuing operations in the current period of $7.9 million versus the prior period of $3.4 million. The effective tax rate for the six months ended July 29, 2017 and July 30, 2016 differs from the statutory federal rate of 35% primarily due to the benefit of a substantial portion of our earnings being taxed at rates lower than the U.S. statutory rate, as well as the reversal of unrecognized tax benefit liabilities in certain non-U.S. jurisdictions.

Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in the realizability of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. For discussion of tax related risks, see Part II, Item 1A, “Risk Factors,” including the risk detailed under the caption "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”
Liquidity and Capital Resources
Our principal source of liquidity as of July 29, 2017 consisted of approximately $1.6 billion of cash, cash equivalents and short-term investments, of which approximately $960 million was held by foreign subsidiaries (outside Bermuda). Approximately $600 million of this amount held by foreign subsidiaries is related to undistributed earnings that have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $180 million.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants in several litigation actions and an unfavorable outcome in any current litigation matter could have a material adverse effect on our liquidity, cash flows and results of operations. For a discussion of litigation related risks, see Part II, Item 1A, "Risk Factors," including the risk detailed under the caption "We have been named as party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling out products or force us to redesign our products."
To the extent that our existing cash, cash equivalents and short-term investments and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

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
Cash Flows from Operating Activities
Net cash flow provided by operating activities for the six months ended July 29, 2017 was $236.4 million. We had net income of $271.9 million, adjusted for the following non-cash items: depreciation and amortization of $41.2 million, share-based compensation expense of $46.4 million, and $47.5 million of gain from sale of our Broadband and LTE thin-modem businesses. Cash outflow from working capital of $78.7 million for the six months ended July 29, 2017 was primarily driven by increases in accounts receivable and inventory and a decrease in accrued liabilities. This outflow was offset by an increase in accounts payable. The increase in accounts receivable was driven primarily by the increase in revenue. The increase in inventory is associated with the build up of inventory related to our networking and storage products in preparation for next quarter's demand. The decrease in accrued liabilities was driven by a reduction of accruals for restructuring expenses and rebates, offset by an increase related to technology licenses. The increase in accounts payable was due to additional amounts owed for assembly and test services.

Net cash outflows from operations for the six months ended July 30, 2016 of $598.7 million were due to $28.6 million of net income adjusted for $122.1 million of non-cash items and changes in working capital of $749.4 million. The cash outflow from working capital for the six months ended July 30, 2016 was primarily driven by the decrease in the CMU accrued litigation settlement that was fully paid in the six months ended July 30, 2016. The effect on such decreases in working capital was partially offset by the cash inflow to working capital from decreases in accounts receivable due to lower sales, decrease in prepaid expenses and other assets due to receipt of $53.7 million cash for unsettled trades of available-for-sale securities, and inventories, combined with an increase in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities was $31.0 million for the six months ended July 29, 2017 compared to net cash generated from investing activities of $125.4 million for the six months ended July 30, 2016. For the six months ended July 29, 2017, net cash used in investing activities of $31.0 million was primarily driven by purchases of available-for-sale securities of $376.2 million offset by sales and maturities of available-for-sale securities of $286.3 million and net proceeds of $72.2 million from the sale of our Broadband and LTE thin-modem businesses.

For the six months ended July 30, 2016, net cash generated from investing activities of $125.4 million was primarily driven by sales and maturities of available-for-sale securities of $486.6 million. This increase was partially offset by payments of $203.7 million for the purchase of available-for-sale securities and $125.0 million for the purchase of time deposits.
Cash Flows from Financing Activities
For the six months ended July 29, 2017, net cash used in financing activities of $388.9 million was primarily attributable to $387.6 million for repurchases of our common stock, $60.1 million for payment of our quarterly dividends and $24.8 million minimum tax withholding payments on behalf of employees for net share settlements. These outflows were partially offset by proceeds of $97.8 million from employee stock plans.

For the six months ended July 30, 2016, net cash used in financing activities of $86.1 million was primarily attributable to payments of our quarterly dividends of $61.1 million and $15.4 million minimum tax withholding payments on behalf of employees for net share settlements and $10.2 million on technology license obligations.
Contractual Obligations
We presented our contractual obligations at January 28, 2017 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the six months ended July 29, 2017.
Indemnification Obligations
See “Note 9 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of July 29, 2017. We generally invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and agencies, municipalities, corporations, and such other investments as asset backed securities and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Based on investment positions as of July 29, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.1 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by less than 5%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures.
Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 29, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 29, 2017 due to material weaknesses described below.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of July 29, 2017, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the period ended January 28, 2017, we made significant changes to our internal control over financial reporting during fiscal 2017 to remediate two of the four material weaknesses identified in fiscal 2016. Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. The two remaining material weaknesses described above will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes to Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	our ability to successfully restructure our operations with our anticipated costs and savings;

•	the effects of any potential acquisitions, divestitures or significant investments;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

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
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2016 through July 29, 2017, our common shares traded as low as $8.32 and as high as $18.18 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 37% and 32% of our net revenue for the three months ended July 29, 2017 and July 30, 2016, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. For example, Toshiba Corporation has announced significant financial difficulties not directly related to their semiconductor business but which may have an adverse effect on its overall financial condition or result in a divestiture of the semiconductor portion of its business that purchases our products.

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

We have experienced a significant transition at the executive management level in the last 12 months. If our new executive team is unable to engage and align mid-management or attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.

In April 2016, our co-founders, Dr. Sehat Sutardja and Ms. Weili Dai, left the company. Shortly thereafter, our board of directors was reconstituted in connection with our agreement with Starboard Value LLC and the company’s executive management team subsequently went through a significant transition, including the hiring of a new President and CEO, Chief Financial Officer, Chief Accounting Officer and Controller, Chief Operations Officer, Chief Technology Officer, Chief

Administration and Legal Officer, Executive Vice President of Worldwide Sales and Marketing and the appointment of new leaders for our storage, and networking and connectivity groups and our corporate development organization. At the time of the filing of this Quarterly Report on Form 10-Q, our President and Chief Executive Officer has been employed by the company just over one year. While the individual members of our executive management team each have significant industry-related experience, they previously have not worked together as a group and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 95% of our net revenue in the six months ended July 29, 2017, 94% of our net revenue in fiscal 2017 and 96% of net revenue in fiscal 2016.

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

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in some of the countries in which we do business. The European Commission has also conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland and Belgium, have provided illegal state aid in certain cases. We can provide no assurance that changes in tax laws and additional investigations would not have an adverse tax impact on our international operations.

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

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of July 29, 2017. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q.

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

We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 9 - Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item I of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we are currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

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

We had approximately $2.0 billion of goodwill on our consolidated balance sheet as of July 29, 2017. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

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

In May 2012, we announced the declaration of our first quarterly cash dividend. In November 2016, we announced that our board of directors had authorized a $1 billion share repurchase program, of which $500 million of shares have already been repurchased. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that the board of directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended July 29, 2017.
Issuer Purchases of Equity Securities
The following table presents details of our share repurchases during the three months ended July 29, 2017 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 30 – May 27, 2017	—	$—	—	$719,238
May 28 – June 24, 2017	3,737	$17.56	3,737	$653,623
June 25– July 29, 2017	9,374	$16.60	9,374	$497,973
Total	13,111	$16.88	13,111

(1)	The monthly periods presented above for the three months ended July 29, 2017, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

MARVELL TECHNOLOGY GROUP LTD.

Date: August 31, 2017	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)