Form 10-Q
period 2017-10-28
MARVELL TECHNOLOGY GROUP LTD
filed 2017-12-04
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of common shares of the registrant outstanding as of November 27, 2017 was 491.2 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	October 28, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$800,099	$814,092
Short-term investments	931,976	854,268
Accounts receivable, net	366,114	335,384
Inventories	173,741	170,842
Prepaid expenses and other current assets	49,920	58,771
Assets held for sale	36,571	57,077
Total current assets	2,358,421	2,290,434
Property and equipment, net	198,173	243,397
Goodwill and acquired intangible assets, net	1,993,668	1,996,880
Other non-current assets	131,942	117,939
Total assets	$4,682,204	$4,648,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,096	$143,484
Accrued liabilities	108,007	143,491
Accrued employee compensation	129,035	139,647
Deferred income	74,943	63,976
Liabilities held for sale	—	5,818
Total current liabilities	478,081	496,416
Non-current income taxes payable	56,641	60,646
Other non-current liabilities	86,533	63,937
Total liabilities	621,255	620,999
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	982	1,012
Additional paid-in capital	2,669,775	3,016,775
Accumulated other comprehensive income (loss)	(192)	23
Retained earnings	1,390,384	1,009,841
Total shareholders’ equity	4,060,949	4,027,651

Total liabilities and shareholders’ equity	$4,682,204	$4,648,650
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net revenue	$616,302	$623,651	$1,793,761	$1,734,630
Cost of goods sold	238,533	266,757	705,303	777,117
Gross profit	377,769	356,894	1,088,458	957,513
Operating expenses:
Research and development	165,477	202,416	534,444	629,767
Selling, general and administrative	59,112	60,088	169,875	192,052
Restructuring related charges	3,284	1,164	8,455	6,326
Total operating expenses	227,873	263,668	712,774	828,145
Operating income from continuing operations	149,896	93,226	375,684	129,368
Interest and other income, net	6,200	5,470	16,721	13,242
Income from continuing operations before income taxes	156,096	98,696	392,405	142,610
Provision for income taxes	6,759	15,523	8,026	4,263
Income from continuing operations, net of tax	149,337	83,173	384,379	138,347
Income (loss) from discontinued operations, net of tax	50,851	(10,557)	87,689	(37,105)
Net income	$200,188	$72,616	$472,068	$101,242

Net income (loss) per share - Basic:
Continuing operations	$0.30	$0.16	$0.77	$0.27
Discontinued operations	$0.11	$(0.02)	$0.17	$(0.07)
Net income per share - Basic	$0.41	$0.14	$0.94	$0.20

Net income (loss) per share - Diluted:
Continuing operations	$0.30	$0.16	$0.75	$0.27
Discontinued operations	$0.10	$(0.02)	$0.17	$(0.07)
Net income per share - Diluted	$0.40	$0.14	$0.92	$0.20

Weighted average shares:
Basic	494,096	511,090	499,568	510,373
Diluted	504,903	522,091	510,935	516,476

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$200,188	$72,616	$472,068	$101,242
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	726	(2,018)	608	2,391
Net change in unrealized loss on cash flow hedges	(1,817)	(444)	(823)	(43)
Other comprehensive income (loss), net of tax	(1,091)	(2,462)	(215)	2,348
Comprehensive income, net of tax	$199,097	$70,154	$471,853	$103,590
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$472,068	$101,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,569	81,168
Share-based compensation	65,312	89,912
Amortization and write-off of acquired intangible assets	3,212	8,676
Restructuring related impairment charges	(402)	2,081
Gain from investments in privately-held companies	(2,501)	—
Amortization of premium/discount on available-for-sale securities	603	1,697
Other non-cash expense (income), net	1,331	(677)
Excess tax benefits from share-based compensation	—	(10)
Deferred income taxes	2,797	(2,222)
Gain on sale of property and equipment	(473)	—
Gain on sale of discontinued operations	(88,406)	—
Gain on sale of business	(5,254)	—
Changes in assets and liabilities:
Accounts receivable	(30,730)	(38,895)
Inventories	(16,039)	10,944
Prepaid expenses and other assets	13,122	(356)
Accounts payable	20,087	10,541
Accrued liabilities and other non-current liabilities	(40,462)	(23,735)
Carnegie Mellon University accrued litigation settlement	—	(736,000)
Accrued employee compensation	(10,612)	10,419
Deferred income	5,149	7,934
Net cash provided by (used in) operating activities	451,371	(477,281)
Cash flows from investing activities:
Purchases of available-for-sale securities	(672,887)	(343,810)
Sales of available-for-sale securities	284,151	458,744
Maturities of available-for-sale securities	305,702	198,293
Return of investment from privately-held companies	6,089	274
Purchases of time deposits	(225,000)	(200,000)
Maturities of time deposits	225,000	50,000
Purchases of technology licenses	(5,256)	(8,439)
Purchases of property and equipment	(25,156)	(37,724)
Proceeds from sales of property and equipment	1,988	—
Net proceeds from sale of discontinued operations	165,940	—
Net proceeds from sale of business	2,402	—
Net cash provided by investing activities	62,973	117,338
Cash flows from financing activities:
Repurchases of common stock	(527,574)	(56,531)
Proceeds from employee stock plans	137,424	11,836
Minimum tax withholding paid on behalf of employees for net share settlement	(25,934)	(16,281)
Dividend payments to shareholders	(89,556)	(91,835)
Payments on technology license obligations	(22,697)	(13,848)
Excess tax benefits from share-based compensation	—	10
Net cash used in financing activities	(528,337)	(166,649)
Net decrease in cash and cash equivalents	(13,993)	(526,592)
Cash and cash equivalents at beginning of period	814,092	1,278,180
Cash and cash equivalents at end of period	$800,099	$751,588
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended October 28, 2017, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2017 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. The Company's financial results for prior periods presented herein have been recast to reflect certain businesses that were classified as discontinued operations during the fourth quarter of fiscal year 2017 and second quarter of fiscal year 2018. See Note 3. Discontinued Operations for additional information. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2017 had a 52-week year. Fiscal 2018 is a 53-week year.

During the first fiscal quarter of 2018, the Company recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses. The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations for the nine months ended October 28, 2017, an increase in basic earnings per share from continuing operations of $0.02 per share, and an increase in diluted earnings per share from continuing operations of $0.01 per share, as well as contributing to the increase in revenue and gross margin for the nine months ended October 28, 2017.

Subsequent to quarter end, on November 20, 2017, the Company and Cavium, Inc. ("Cavium") announced a definitive agreement, unanimously approved by the boards of directors of both companies, under which the Company will acquire all outstanding shares of Cavium common stock in exchange for consideration of $40.00 per share in cash and 2.1757 Marvell common shares for each Cavium share. The exchange ratio was based on a purchase price of $80 per share, using the Company's undisturbed price prior to November 3, when media reports of the transaction first surfaced. This represents a transaction value of approximately $6 billion. Cavium shareholders are expected to own approximately 25% of the combined company on a pro forma basis. The agreement provides the Company and Cavium with certain specific termination rights in certain circumstances, including a termination fee that may be payable by either the Company or Cavium upon termination of the transaction as more fully described in the agreement.

The Company intends to fund the cash consideration with a combination of cash on hand from the combined companies and $1.75 billion in debt financing. The Company has obtained commitments consisting of an $850 million bridge loan commitment and a $900 million committed term loan from Goldman Sachs Bank USA and Bank of America Merrill Lynch, in each case, subject to customary terms and conditions. The transaction is not subject to any financing condition.

The transaction is expected to close in mid-calendar 2018, subject to regulatory approval as well as other customary closing conditions, including the adoption by Cavium shareholders of the merger agreement and the approval by the Company's shareholders of the issuance of the Company's common shares in the transaction.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard will require an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for certain costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenue and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company plans to adopt the standard on a modified retrospective basis, with the cumulative effect recognized in retained earnings at the date of adoption.

To date, the Company has completed the assessment phase and has substantially completed the design phase of its revenue project and is currently in process of developing, implementing and testing its internal systems, processes and controls. The Company has identified systems and process changes necessary to enable compliance with the new standard. The Company will continue to complete the remaining development, implementation and testing steps necessary to adopt the new standard at the beginning of its fiscal year 2019, and will finalize changes necessary to its accounting policies and disclosures.

The Company’s assessment to date has identified a change in revenue recognition timing on its component sales made to distributors. The Company expects to recognize revenue when the Company transfers control to the distributor rather than deferring recognition until the distributor sells the components. On the date of initial adoption, the Company will remove the deferred income on component sales made to distributors and record estimates of the accruals for variable consideration through a cumulative adjustment to retained earnings. As of October 28, 2017, the deferred income on component sales to distributors, which is included in deferred income in the accompanying condensed consolidated balance sheets, is $72.3 million. In addition, the Company will establish appropriate accrual adjustments estimated based on historical experience for the variable consideration aspect of sales to distributors, including estimates for price protection, rebates, and stock rotation programs. The Company currently estimates that the accruals for variable consideration which will be required on the initial date of adoption will be in excess of $40.0 million. Other changes may be identified as the Company continues its design, testing and implementation process.

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

In June 2016, the FASB issued a new standard requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the threshold for initial recognition in current GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective for the Company beginning in the first quarter of fiscal year 2021. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

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

In August 2017, the FASB issued an accounting standards update that simplifies the application and administration of hedge accounting. The guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The guidance is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The guidance will be applied to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.
Note 3. Discontinued Operations

In November 2016, the Company announced a plan to restructure its operations to refocus its research and development, increase operational efficiency and improve profitability. As part of those actions, the Company began an active program to locate buyers for several businesses. The Company concluded that the divestitures of these businesses represented a strategic shift that has a major effect on the Company’s operations and financial results. These businesses were deemed not to align with the Company’s core business. The Company classified these businesses as discontinued operations for all periods presented in its consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2017, the Company entered into an agreement to sell the assets of one of these businesses, the Broadband operations. The transaction closed on April 4, 2017. Based on the terms of the agreement, the Company received sale consideration of $23.0 million in cash proceeds. The divestiture resulted in a pre-tax gain on sale of $8.2 million, which is included in income from discontinued operations in the consolidated statements of operations.

In May 2017, the Company sold the assets of a second business, the LTE thin-modem operations. The transaction closed on May 18, 2017.  Based on the terms of the agreement, the Company received sale consideration of $52.9 million. The divestiture resulted in a pre-tax gain on sale of $34.0 million, which is included in income from discontinued operations in the consolidated statements of operations.

In June 2017, the Company entered into an agreement to sell the assets of a third business, the Multimedia operations. The transaction closed on September 8, 2017. Based on the terms of the agreement, the Company received sale consideration of $93.7 million in cash proceeds. The divestiture resulted in a pre-tax gain on sale of $46.2 million which is included in income from discontinued operations in the consolidated statements of operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets (in thousands):

	October 28, 2017	January 28, 2017
Assets held for sale:
Inventory	$—	$9,281
Property and equipment, net	—	5,270
Goodwill	—	36,636
Acquired intangible assets, net	—	3,799
Other	—	1,490
Assets held for sale for discontinued operations	—	56,476
Other assets held for sale	36,571	601
Total assets of the disposal group classified as held for sale	$36,571	$57,077

Liabilities held for sale:
Deferred income	$—	$5,818

Other assets held for sale as of October 28, 2017 consist of buildings and land.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net revenue	$22,117	$30,771	$94,137	$87,018
Operating costs and expenses:
Cost of goods sold	10,521	19,306	47,499	55,766
Research and development	2,360	20,047	34,530	62,045
Selling, general and administrative	4,284	1,691	6,925	5,240
Operating costs and expenses	17,165	41,044	88,954	123,051
Income (loss) from discontinued operations before income taxes	4,952	(10,273)	5,183	(36,033)
Gain from sale of discontinued operations	46,219	—	88,406	—
Provision for income taxes	320	284	5,900	1,072
Income (loss) from discontinued operations, net of tax	$50,851	$(10,557)	$87,689	$(37,105)

Non-cash operating amounts reported for discontinued operations include share-based compensation credit of $1.8 million for the three months ended October 28, 2017 and share-based compensation expense of $1.6 million for the nine months ended October 28, 2017 and share-based compensation expense of $3.0 million and $10.2 million for the three and nine months ended October 29, 2016, respectively. The net credit recognized in the quarter ended October 28, 2017 is due to the effect of forfeitures. Depreciation, amortization and capital expenditures are not material. The proceeds from sale of the Multimedia business of $93.7 million, proceeds from sale of the LTE thin-modem business of $49.2 million and proceeds from sale of the Broadband business of $23.0 million are classified in investing activities for the nine months ended October 28, 2017, and the gain on sale of such business is presented in operating activities in the consolidated statements of cash flows. Due to the Company's transfer pricing arrangements, the Company generates income in most jurisdictions in which it operates, regardless of a loss that may exist on a consolidated basis. In addition, the Company recognized a tax expense of $0.5 million on the sale of its Multimedia business for the three and nine months ended October 28, 2017 and a tax expense of $4.5 million on the sale of its LTE thin-modem business for the nine month period ended October 28, 2017. As such, the Company has reflected a tax expense of $0.3 million and $5.9 million for the three and nine months ended October 28, 2017 and $0.3 million and $1.1 million for the three and nine months ended October 29, 2016, respectively, attributable to discontinued operations.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Restructuring Related Charges
In November 2016, the Company announced a restructuring plan intended to refocus its research and development, increase operational efficiency and improve profitability. As a continuation of such plan, the Company recorded restructuring related charges of $3.3 million and $8.5 million in the three and nine months ended October 28, 2017. The following table presents details of charges recorded by the Company related to the restructuring actions described below (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Restructuring related charges:
Severance and related costs	$1,547	$—	$7,383	$15
Facilities and related costs	1,109	108	1,551	4,585
Other exit-related costs	922	—	1,342	—
	3,578	108	10,276	4,600
Release of reserves:
Severance	(26)	—	(937)	(86)
Facilities and related costs	(75)	—	(145)	—
Other exit-related	(237)	—	(337)	(269)
	(338)	—	(1,419)	(355)
Impairment and write-off of assets:
Technology license	—	—	174	—
Equipment and other	44	1,056	(576)	2,081
	44	1,056	(402)	2,081

Restructuring related charges	$3,284	$1,164	$8,455	$6,326
The Company is on track to complete activities related to the restructuring plan as previously announced.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	November 2016 & Other Prior Restructuring
	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 28, 2017	$17,000	$2,474	$4,625	$24,099
Restructuring charges - continuing operations	7,383	1,551	1,342	10,276
Release of reserves - continuing operations	(937)	(145)	(337)	(1,419)
Restructuring charges - discontinued operations	7,015	9	3,560	10,584
Net cash payments	(29,040)	(2,998)	(5,152)	(37,190)
Other	—	—	1,792	1,792
Balance at October 28, 2017	$1,421	$891	$5,830	$8,142

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The remaining accrued severance represents termination benefits determined to have been established under a substantive ongoing benefit arrangement for which payment was considered probable due to the timing of notification to certain additional employee groups, and is expected to be paid in the fourth quarter of fiscal 2018 through first quarter of fiscal 2019. Severance charges of $0.9 million and $7.0 million in the three and nine months ended October 28, 2017, respectively, relate to discontinued operations and have been included in income (loss) from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations. Other exit-related costs of $3.6 million in both the three and nine months ended October 28, 2017, respectively, relate to discontinued operations and have been included in income (loss) from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations. The accrued balance at October 28, 2017 for facilities and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2020. Other exit-related costs are expected to be paid in the fourth quarter of fiscal 2018 through first quarter of fiscal 2019.

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	October 28, 2017	January 28, 2017
Inventories:
Work-in-process	$123,351	$109,362
Finished goods	50,390	61,480
Total inventories	$173,741	$170,842

Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s unaudited condensed consolidated balance sheet. The amount of inventory held at third-party logistics providers was $12.8 million and $26.5 million at October 28, 2017 and January 28, 2017, respectively.

	October 28, 2017	January 28, 2017
Property and equipment, net:
Machinery and equipment	$525,825	$589,280
Land, buildings, and leasehold improvements	245,276	296,800
Computer software	98,185	99,186
Furniture and fixtures	21,287	23,978
	890,573	1,009,244
Less: Accumulated depreciation and amortization	(692,400)	(765,847)
Total property and equipment, net	$198,173	$243,397

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Current accrued liabilities are comprised of the following at October 28, 2017 and January 28, 2017, respectively:

	October 28, 2017	January 28, 2017
Accrued liabilities:
Technology license obligations	$21,319	$21,905
Accrued royalties	15,318	17,349
Accrued rebates	10,920	26,095
Accrued legal related expenses	13,164	7,727
Unsettled investment trades	11,194	15,371
Restructuring liabilities	7,826	23,150
Other	28,266	31,894
Total accrued liabilities	$108,007	$143,491

Unsettled investment trades represent the accrual to address the timing difference between trade date and cash settlement date. Other restructuring related accrued liabilities of $0.3 million and $1.0 million as of October 28, 2017 and January 28, 2017, respectively, are included in other non-current liabilities and accounts payable in the accompanying condensed consolidated balance sheets, not presented within current accrued liabilities above due to the nature of the balances.

	October 28, 2017	January 28, 2017
Deferred income:
Deferred revenue	$98,021	$87,968
Deferred cost of goods sold	(23,078)	(23,992)
Deferred income	$74,943	$63,976

	October 28, 2017	January 28, 2017
Other non-current liabilities:
Deferred tax liabilities	$51,129	$38,777
Technology license obligations	32,948	14,949
Long-term accrued employee compensation	931	4,075
Other	1,525	6,136
Other non-current liabilities	$86,533	$63,937
Accumulated other comprehensive income (loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 28, 2017	$(801)	$824	$23
Other comprehensive income (loss) before reclassifications	653	2,341	2,994
Amounts reclassified from accumulated other comprehensive loss	(45)	(3,164)	(3,209)
Other comprehensive income (loss)	608	(823)	(215)
Balance at October 28, 2017	$(193)	$1	$(192)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 30, 2016	$(656)	$(139)	$(795)
Other comprehensive income before reclassifications	2,868	479	3,347
Amounts reclassified from accumulated other comprehensive income	(477)	(522)	(999)
Other comprehensive income (loss)	2,391	(43)	2,348
Balance at October 29, 2016	$1,735	$(182)	$1,553

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest and other income, net:
Interest income	$4,301	$3,370	$11,643	$10,005
Net realized gain (loss) on investments	(2,755)	252	(2,783)	677
Currency remeasurement gain (loss)	374	944	(183)	1,961
Other income (expense)	4,542	986	8,437	896
Interest expense	(262)	(82)	(393)	(297)
	$6,200	$5,470	$16,721	$13,242
Share Repurchase Program
The Company repurchased 31.5 million of its common shares for $527.6 million during the nine months ended October 28, 2017. The Company repurchased 4.4 million shares for $56.5 million during the nine months ended October 29, 2016. The repurchased shares were retired immediately after the repurchases were completed.
As of October 28, 2017, a total of 286.4 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.8 billion in cash and there was $358.0 million remaining available for future share repurchases.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Investments
The following tables summarize the Company’s investments (in thousands):

	October 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$177,184	$60	$(364)	$176,880
Foreign government and agency debt	6,846	—	(15)	6,831
Municipal debt securities	2,926	—	—	2,926
Corporate debt securities	552,282	673	(528)	552,427
Asset backed securities	42,931	15	(34)	42,912
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total investments	$932,169	$748	$(941)	$931,976

	January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$185,584	$86	$(283)	$185,387
Foreign government and agency debt	13,425	—	(50)	13,375
Municipal debt securities	27,916	4	(49)	27,871
Corporate debt securities	432,603	281	(776)	432,108
Asset backed securities	45,541	33	(47)	45,527
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	855,069	404	(1,205)	854,268
Long-term investments:
Available-for-sale:
Auction rate securities	4,615	—	—	4,615
Long-term investments	4,615	—	—	4,615
Total investments	$859,684	$404	$(1,205)	$858,883

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gross realized gains	$92	$298	$177	$966
Gross realized losses	(2,847)	(46)	(2,960)	(289)
Total net realized gains (losses)	$(2,755)	$252	$(2,783)	$677

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	October 28, 2017		January 28, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$484,064	$483,982	$423,151	$423,058
Due between one and five years	448,105	447,994	423,669	422,995
Due over five years	—	—	12,864	12,830
	$932,169	$931,976	$859,684	$858,883
For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	October 28, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$95,102	$(273)	$11,423	$(91)	$106,525	$(364)
Foreign government and agency debt	2,094	(3)	4,737	(12)	6,831	(15)
Municipal debt securities	1,266	—	—	—	1,266	—
Corporate debt securities	193,182	(382)	24,731	(146)	217,913	(528)
Asset backed securities	15,111	(13)	2,179	(21)	17,290	(34)
Total securities	$306,755	$(671)	$43,070	$(270)	$349,825	$(941)

	January 28, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$94,064	$(283)	$—	$—	$94,064	$(283)
Foreign government and agency debt	11,875	(48)	1,499	(2)	13,374	(50)
Municipal debt securities	17,450	(47)	1,248	(2)	18,698	(49)
Corporate debt securities	199,382	(751)	16,063	(25)	215,445	(776)
Asset backed securities	16,754	(47)	—	—	16,754	(47)
Total securities	$339,525	$(1,176)	$18,810	$(29)	$358,335	$(1,205)

As of October 28, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the amortized cost basis. In addition, as of October 28, 2017, the Company anticipates that it will recover the amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended October 28, 2017.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Derivative Financial Instruments
The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments. There were no outstanding forward contracts at October 28, 2017. The notional amounts of outstanding forward contracts was $63.5 million at January 28, 2017 and consisted of Israeli shekel buy contracts.

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
The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statements of Operations
		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Statements of Operations	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$1,497	$242	$3,223	$693
	Selling, general and administrative	329	33	723	96
		$1,826	$275	$3,946	$789

The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive income (loss) are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
Affected Line Item in the Statements of Operations:	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Operating costs and expenses:
Cash flow hedges:
Research and development	$1,490	$118	$2,564	$457
Selling, general and administrative	328	17	601	65
Total	$1,818	$135	$3,165	$522

The portion of gains (losses) excluded from the assessment of hedge effectiveness is included in interest and other income, net, and these amounts were not material in the three and nine months ended October 28, 2017 and October 29, 2016. The Company did not have hedge ineffectiveness from derivative financial instruments in the three and nine months ended October 28, 2017 and October 29, 2016. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.
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
The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, equity securities, and U.S. government and agency debt securities, which are valued primarily using quoted market prices in active markets for identical assets. The Company’s Level 2 assets include its marketable investments in time deposits, foreign government and agency debt, municipal debt securities, corporate debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities were classified as Level 3 assets because there were no active markets for the auction rate securities and consequently the Company was unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. In the nine months ended October 28, 2017, the auction rate securities were sold.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at October 28, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$22,290	$—	$—	$22,290
Time deposits	—	36,193	—	36,193
U.S. government and agency debt	16,526	—	—	16,526
Municipal debt securities	—	7,290	—	7,290
Corporate debt securities	—	35,871	—	35,871
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	176,880	—	—	176,880
Foreign government and agency debt	—	6,831	—	6,831
Municipal debt securities	—	2,926	—	2,926
Corporate debt securities	—	552,427	—	552,427
Asset backed securities	—	42,912	—	42,912
Other non-current assets:
Severance pay fund	—	853	—	853
Total assets	$215,696	$835,303	$—	$1,050,999

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at January 28, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$36,122	$—	$—	$36,122
Time deposits	—	67,000	—	67,000
U.S. government and agency debt	17,497	—	—	17,497
Foreign government and agency debt	—	1,500	—	1,500
Municipal debt securities	—	8,740	—	8,740
Corporate debt securities	—	31,280	—	31,280
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	185,387	—	—	185,387
Foreign government and agency debt	—	13,375	—	13,375
Municipal debt securities	—	27,871	—	27,871
Corporate debt securities	—	432,108	—	432,108
Asset backed securities	—	45,527	—	45,527
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	735	—	735
Long-term investments:
Auction rate securities	—	—	4,615	4,615
Other non-current assets:
Severance pay fund	—	736	—	736
Total assets	$239,006	$778,872	$4,615	$1,022,493
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$58	$—	$58

The following table summarizes the change in fair value for Level 3 assets (in thousands):

Nine Months Ended
October 28, 2017
Beginning balance at January 28, 2017	$4,615
Sales and redemptions	(4,550)
Realized gain (loss)	(65)
Ending balance at October 28, 2017	$—
Note 9. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of October 28, 2017, these foundries had incurred approximately $130.2 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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
Luna Litigation and Consolidated Cases. On September 11, 2015, Daniel Luna filed an action asserting putative class action claims on behalf of the Company’s shareholders in the United States District Court for the Southern District of New York (“S.D. of New York”). This action was consolidated with two additional, nearly identical complaints subsequently filed by Philip Limbacher and Jim Farno. The complaints asserted violations of federal securities laws based on allegations that the Company and certain of its officers and directors (Sehat Sutardja, Michael Rashkin and Sukhi Nagesh) made, caused to be made, or failed to correct false and/or misleading statements in the Company’s press releases and public filings. The complaints request damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss. The hearing on the motions to dismiss took place on July 29, 2016 and the court took the matter under submission. On October 12, 2016, the Court granted Defendants’ motions to dismiss with leave to amend and granted lead plaintiff 30 days to file an amended complaint. The parties agreed that the plaintiffs would file and serve an amended complaint by November 28, 2016. Plaintiffs filed and served the amended complaint on November 28, 2016. The Initial Case Management Conference took place on January 12, 2017. Marvell and co-defendants filed separate Motions to Dismiss on January 17, 2017. A hearing on the Motion to Dismiss took place on May 4, 2017 and, on May 17, 2017, the Court granted the Motion to Dismiss as to Rashkin and Nagesh and denied the Motion to Dismiss as to Sutardja and Marvell. On August 2, 2017, Lead Plaintiff filed a motion for class certification. On October 27, 2017, after a hearing on October 26, 2017, the Court certified a class of persons or entities that acquired Marvell stock during the period from February 19, 2015 to December 7, 2015. The Court has set a deadline of December 29, 2017 for the conclusion of fact discovery and a March 5, 2018 trial date.

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
The income tax expense for the three months ended October 28, 2017 included current income tax expense of $5.9 million, a net increase in unrecognized tax benefits of $0.5 million, and an expense of $0.3 million related to other discrete items recorded in the quarter. The net increase in unrecognized tax benefits arose from penalties and interest of $0.5 million accrued on the outstanding unrecognized tax benefit balance. The income tax expense for the nine months ended October 28, 2017 included current income tax expense of $13.9 million and expense of $1.5 million related to other discrete items, offset by a tax benefit of $7.4 million from a net reduction in unrecognized tax benefits. The net reduction in unrecognized tax benefits arose from the release of $9.8 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $1.8 million accrued on the outstanding unrecognized tax benefit balance and the accrual of $0.6 million for changes in prior year tax positions.

The income tax expense for the three months ended October 29, 2016 included current income tax expense of $11.9 million, an expense of $0.6 million related to settlements of prior year tax in foreign jurisdictions, a net increase in unrecognized tax benefits of $2.8 million, and an expense of $0.2 million related to other discrete items recorded in the quarter. The net increase in unrecognized tax benefits arose from the accrual of penalties and interest of $0.5 million on the outstanding unrecognized tax benefit balance, plus the accrual of additional $2.3 million for changes in prior year positions. The income tax expense for the nine months ended October 29, 2016 included current income tax expense of $15.3 million, an expense of $0.6 million related to settlements of prior year tax in foreign jurisdictions, and an expense of $0.6 million related to other discrete items recorded in the quarter, offset by a tax benefit of $9.7 million from a net reduction in unrecognized tax benefits and a deferred tax benefit of $2.5 million for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016. The net reduction in unrecognized tax benefits arose from the release of $14.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions, which was partially offset by penalties and interest of $2.0 million accrued on the outstanding unrecognized tax benefit balance, and the accrual of an additional $2.6 million for changes in prior year tax positions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $7.7 million from the lapse of statutes of limitation in various jurisdictions during the next twelve months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.1 million and $1.6 million for the three and nine months ended October 28, 2017, respectively, and $2.4 million and $4.6 million for the three and nine months ended October 29, 2016, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three and nine months ended October 28, 2017, compared to a benefit of $0.01 per share for the three and nine months ended October 29, 2016.

The Company’s principal source of liquidity as of October 28, 2017 consisted of approximately $1.7 billion of cash, cash equivalents and short-term investments, of which approximately $1.1 billion was held by foreign subsidiaries (outside Bermuda). Approximately $620 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $190 million.
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

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Income from continuing operations	$149,337	$83,173	$384,379	$138,347
Income (loss) from discontinued operations	50,851	(10,557)	87,689	(37,105)
Net income	$200,188	$72,616	$472,068	$101,242
Denominator:
Weighted average shares — basic	494,096	511,090	499,568	510,373
Effect of dilutive securities:
Share-based awards	10,807	11,001	11,367	6,103
Weighted average shares — diluted	504,903	522,091	510,935	516,476
Income from continuing operations per share:
Basic	$0.30	$0.16	$0.77	$0.27
Diluted	$0.30	$0.16	$0.75	$0.27
Income (loss) from discontinued operations per share:
Basic	$0.11	$(0.02)	$0.17	$(0.07)
Diluted	$0.10	$(0.02)	$0.17	$(0.07)
Net income per share:
Basic	$0.41	$0.14	$0.94	$0.20
Diluted	$0.40	$0.14	$0.92	$0.20

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Weighted average shares outstanding:
Share-based awards	876	20,211	3,122	37,309

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

In the third quarter of fiscal 2018, we saw net revenue decrease year over year by 1% from $623.7 million net revenue in the third quarter fiscal 2017 compared with $616.3 million in the third quarter of fiscal 2018. The decrease was primarily due to a 4% decrease in our storage product sales and 22% decrease in our other product sales, offset in part by a 19% increase in sales of our connectivity products. Our net revenue for the nine months ended October 28, 2017 increased by $59.1 million compared to net revenue for the nine months ended October 29, 2016. This increase was primarily due to increased sales of our storage products by 10% and connectivity products by 10%. This growth was offset by a decline in other products.

As discussed in Note 1, during the first fiscal quarter of 2018, we recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses. The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations from the nine months ended October 28, 2017, an increase in basic earnings per share from continuing operations of $0.02 per share, and an increase in diluted earnings per share from continuing operations of $0.01 per share, as well as contributing to the increase in revenue and gross margin for nine months ended October 28, 2017.

On November 20, 2017,  we, along with Cavium, Inc., announced a definitive agreement, unanimously approved by the boards of directors of both companies, under which we will acquire all outstanding shares of Cavium common stock in exchange for consideration of $40.00 per share in cash and 2.1757 Marvell common shares for each Cavium share. The exchange ratio was based on a purchase price of $80 per share, using our undisturbed price prior to November 3, when media reports of the transaction first surfaced. This represents a transaction value of approximately $6 billion. Cavium shareholders are expected to own approximately 25% of the combined company on a pro forma basis.

We intend to fund the cash consideration with a combination of cash on hand from the combined companies and $1.75 billion in debt financing. We have obtained commitments consisting of an $850 million bridge loan commitment and a $900 million committed term loan from Goldman Sachs Bank USA and Bank of America Merrill Lynch, in each case subject to customary terms and conditions. The transaction is not subject to any financing condition.

The transaction is expected to close in mid-calendar 2018, subject to regulatory approval as well as other customary closing conditions, including the adoption by Cavium shareholders of the merger agreement and the approval by our shareholders of the issuance of Marvell common shares in the transaction.

Restructuring. In November 2016, we announced a restructuring plan intended to refocus our research and development, increase operational efficiency and improve profitability. As a continuation of such plan, we recorded restructuring related charges of $3.3 million and $8.5 million in the three and nine months ended October 28, 2017, respectively. In addition, during the first nine months of fiscal 2018, we received cash proceeds of $165.9 million and recognized a gain on sale of $88.4 million from the sales of our Multimedia, LTE thin-modem, and Broadband businesses. These businesses are classified as discontinued operations for all periods presented in our accompanying consolidated financial statements.

Unless noted otherwise, our discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refers to our continuing operations.

Capital Return Program. Our financial position is strong and we remain committed to delivering shareholder value through our share repurchase and dividend programs. For the nine months ended October 28, 2017, we repurchased 31.5 million shares of our common stock for $527.6 million. As of October 28, 2017, a total of 286.4 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.8 billion in cash and there was $358 million remaining available for future share repurchases. We returned $617.1 million to stockholders in the nine months ended October 28, 2017, including our repurchases of common stock and $89.6 million of cash dividends.

Cash and Short Term Investments. Our total cash, cash equivalents and short-term investments were $1.7 billion at October 28, 2017, which was slightly higher than our balance at our fiscal year ended January 28, 2017.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
End Customer:
Western Digital*	17.2%	22.4%	20.2%	20.5%
Toshiba	13.6%	13.7%	14.0%	13.2%
Seagate	12.3%	10.5%	10.9%	9.8%
Distributor:
Wintech	11.3%	**	10.9%	9.6%

*
The percentage of net revenue reported for Western Digital in the three and nine months ended October 28, 2017 and October 29, 2016 includes net revenue of HGST and Sandisk which became subsidiaries of Western Digital in late fiscal 2016.

**	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 94% of our net revenue in the three and nine months ended October 28, 2017, respectively and approximately 94% of net revenue in both the three and nine months ended October 29, 2016, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption "We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations."
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
Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.7	42.8	39.3	44.8
Gross profit	61.3	57.2	60.7	55.2
Operating expenses:
Research and development	26.8	32.5	29.8	36.3
Selling, general and administrative	9.6	9.6	9.5	11.1
Restructuring related charges	0.5	0.2	0.5	0.3
Total operating expenses	36.9	42.3	39.8	47.7
Operating income from continuing operations	24.4	14.9	20.9	7.5
Interest and other income, net	1.0	0.9	0.9	0.7
Income from continuing operations before income taxes	25.4	15.8	21.8	8.2
Provision (benefit) for income taxes	1.1	2.5	0.4	0.2
Income from continuing operations, net of tax	24.3%	13.3%	21.4%	8.0%

Three and nine months ended October 28, 2017 and October 29, 2016

Net Revenue

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Net revenue	$616,302	$623,651	(1.2)%	$1,793,761	$1,734,630	3.4%

Our net revenue for the three months ended October 28, 2017 decreased by $7.3 million compared to net revenue for the three months ended October 29, 2016. This decrease was primarily due to decreased sales of our storage products by 4% due to lower sales of HDD products, partially offset by increased sales of SSD products. The decrease was also partially due to decreased sales of our other products by 22%. This decrease was offset by increased sales of our connectivity products, which were up 19% compared to the three months ended October 29, 2016.

Our net revenue for the nine months ended October 28, 2017 increased by $59.1 million compared to net revenue for the nine months ended October 29, 2016. This increase was primarily due to higher sales of our storage products by 10% driven by strong growth in sales of SSD products and higher sales of our connectivity products by 10%. This growth was offset by a decline in other products by 26%. Net revenue for the nine months ended October 28, 2017 included a one-time benefit of $4.7 million from a reduction in revenue-related accruals described in Note 1 of our unaudited condensed consolidated financial statements.

In the three months ended October 28, 2017, unit shipments were 3% higher and average selling prices decreased 4% compared to the three months ended October 29, 2016. In the nine months ended October 28, 2017, unit shipments were 2% higher and average selling prices increased 2% compared to the nine months ended October 29, 2016.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Cost of goods sold	$238,533	$266,757	(10.6)%	$705,303	$777,117	(9.2)%
% of net revenue	38.7%	42.8%		39.3%	44.8%
Gross profit	$377,769	$356,894	5.8%	$1,088,458	$957,513	13.7%
% of net revenue	61.3%	57.2%		60.7%	55.2%

The cost of goods sold as a percentage of net revenue was lower for the three and nine months ended October 28, 2017 due to improved margins primarily as a result of a shift in the mix of our product sales away from lower margin other products , the introduction of higher margin new products, combined with lower manufacturing costs, lower inventory reserves, period cost reductions, and yield improvement. As a result, gross margin for the three and nine months ended October 28, 2017 increased 4.1 percentage points and 5.5 percentage points, respectively, compared to the three and nine months ended October 29, 2016. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Research and Development

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Research and development	$165,477	$202,416	(18.2)%	$534,444	$629,767	(15.1)%
% of net revenue	26.8%	32.5%		29.8%	36.3%
Research and development expenses decreased by $36.9 million in the three months ended October 28, 2017 compared to the three months ended October 29, 2016. The decrease was primarily attributable to $28.4 million of lower personnel-related costs and a $4.2 million reduction in depreciation and amortization expense. These reductions are primarily attributable to the results of the restructuring actions announced in November 2016.
Research and development expenses decreased by $95.3 million in the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016. The decrease was primarily attributable to $79.5 million of lower personnel-related costs and $11.6 million reduction in depreciation and amortization expense. These reductions are primarily attributable to the results of the restructuring actions announced in November 2016.
Selling, general and administrative

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Selling, general and administrative	$59,112	$60,088	(1.6)%	$169,875	$192,052	(11.5)%
% of net revenue	9.6%	9.6%		9.5%	11.1%

Selling, general and administrative expense decreased by $1.0 million in the three months ended October 28, 2017 compared to the three months ended October 29, 2016. The decrease was primarily due to a decrease of $3.9 million in personnel-related costs. The decrease was partially offset by an increase in marketing expenses of $1.6 million, increase in employee activities expenses of $0.8 million, and an increase in legal expenses of $0.6 million.
Selling, general and administrative expense decreased by $22.2 million in the nine months ended October 28, 2017 compared to the nine months ended October 29, 2016. The decrease was primarily due to a decrease in legal expenses of $14.2 million and a decrease of $11.5 million related to audit and tax fees.
Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Restructuring related charges	$3,284	$1,164	182.1%	$8,455	$6,326	33.7%
% of net revenue	0.5%	0.2%		0.5%	0.3%

We recorded total restructuring charges and other related charges of $3.3 million and $8.5 million in the three and nine months ended October 28, 2017, respectively. The charges primarily arose from activities related to the restructuring plan we announced in November 2016 to refocus our research and development, increase operational efficiency and improve profitability. The charges for the nine months ended October 28, 2017 included $10.3 million of severance and other exit-related costs offset by $1.4 million release of reserve. See "Note 4 – Restructuring Related Charges" for further information.
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Interest and other income, net	$6,200	$5,470	13.3%	$16,721	$13,242	26.3%
% of net revenue	1.0%	0.9%		0.9%	0.7%
Interest and other income, net, increased by $0.7 million and $3.5 million in the three and nine months ended October 28, 2017, respectively, compared to the three and nine months ended October 29, 2016. The increase in the three months ended October 28, 2017 is primarily due to a $0.9 million increase in interest income. The increase in the nine months ended October 28, 2017 is primarily due to a $5.3 million gain from sale of a business related to restructuring divestiture activity, and $1.8 million gain from sale of a private equity investment, offset by $2.8 million loss from sale of equity securities.
Provision (benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 28, 2017	October 29, 2016	% Change	October 28, 2017	October 29, 2016	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$6,759	$15,523	(56.5)%	$8,026	$4,263	88.3%

Our income tax expense for the three months ended October 28, 2017 was $6.8 million compared to tax expense of $15.5 million for the three months ended October 29, 2016. Our income tax expense for the three months ended October 28, 2017 differs from the same period in the prior year primarily due to lower tax expense on continuing operations of $5.9 million in the current period versus tax expense on continuing operations of $11.9 million in the prior period, combined with additional accruals of $2.6 million for changes in prior year tax positions recorded in the prior period and $0.6 million for settlements of prior year tax in foreign jurisdictions recorded in the prior period. The effective tax rate for the three months ended October 28, 2017 and October 29, 2016 differs from the statutory federal rate of 35% primarily due to foreign earnings that are taxed at a substantially lower tax rate.

Our income tax expense for the nine months ended October 28, 2017 was $8.0 million compared to tax expense of $4.3 million for the nine months ended October 29, 2016. Our income tax provision for the nine months ended October 28, 2017 differs from the same period in the prior year primarily due to the magnitude of the unrecognized tax benefit released in the current period of $9.8 million versus the prior period of $14.3 million, in addition to the recognition of a discrete tax benefit in the amount of $2.5 million recognized for the portion of a payment to the Company’s former Chief Executive Officer that became deductible after his departure from the Company in April 2016, offset by additional accruals of $2.6 million for changes in prior year tax positions recorded in the prior period and $0.6 million for settlements of prior year tax in foreign jurisdictions recorded in the prior period. The effective tax rate for the nine months ended October 28, 2017 and October 29, 2016 differs from the statutory federal rate of 35% primarily due to foreign earnings that are taxed at a substantially lower tax rate.
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
Liquidity and Capital Resources
Our principal source of liquidity as of October 28, 2017 consisted of approximately $1.7 billion of cash, cash equivalents and short-term investments, of which approximately $1.1 billion was held by foreign subsidiaries (outside Bermuda). Approximately $620 million of this amount held by foreign subsidiaries is related to undistributed earnings that have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $190 million.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants in several litigation actions and an unfavorable outcome in any current litigation matter could have a material adverse effect on our liquidity, cash flows and results of operations. For a discussion of litigation related risks, see Part II, Item 1A, "Risk Factors," including the risk detailed under the caption "We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products."
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

Cash Flows from Operating Activities
Net cash flow provided by operating activities for the nine months ended October 28, 2017 was $451.4 million. We had net income of $472.1 million, adjusted for the following non-cash items: depreciation and amortization of $62.6 million, share-based compensation expense of $65.3 million, and $88.4 million of gain from sale of our Broadband, Multimedia and LTE thin-modem businesses. Cash outflow from working capital of $59.5 million for the nine months ended October 28, 2017 was primarily driven by increases in accounts receivable and inventory and a decrease in accrued liabilities. This outflow was offset by an increase in accounts payable and a decrease in prepaid expenses and other current assets. The increase in accounts receivable was driven primarily by the increase in revenue. The increase in inventory is associated with the build up of inventory related to our networking and storage products in preparation for next quarter's demand. The decrease in accrued liabilities was driven by a reduction of accruals for restructuring expenses and rebates. The increase in accounts payable was due to additional amounts owed for assembly and test services.

Net cash flow used in operations for the nine months ended October 29, 2016 was $477.3 million. We had $101.2 million of net income, adjusted for $180.6 million of non-cash items, which was primarily driven by depreciation and amortization of $81.2 million, share-based compensation expense of $89.9 million, and the amortization and write-off of acquired intangible assets of $8.7 million. The cash outflow from working capital of $759.1 million for the nine months ended October 29, 2016 was primarily driven by the decrease in the CMU accrued litigation settlement that was fully paid in the nine months ended October 29, 2016.
Cash Flows from Investing Activities
Net cash flow provided by investing activities was $63.0 million for the nine months ended October 28, 2017 compared to net cash generated from investing activities of $117.3 million for the nine months ended October 29, 2016. For the nine months ended October 28, 2017, net cash provided by investing activities of $63.0 million was primarily driven by purchases of available-for-sale securities of $672.9 million offset by sales and maturities of available-for-sale securities of $589.9 million and net proceeds of $165.9 million from the sale of our Broadband, Multimedia and LTE thin-modem businesses.

For the nine months ended October 29, 2016, net cash generated from investing activities of $117.3 million was primarily driven by sales and maturities of available-for-sale securities of $657.0 million. This increase was partially offset by payments of $343.8 million for the purchase of available-for-sale securities and $200.0 million for the purchase of time deposits.
Cash Flows from Financing Activities
For the nine months ended October 28, 2017, net cash used in financing activities of $528.3 million was primarily attributable to $527.6 million for repurchases of our common stock, $89.6 million for payment of our quarterly dividends and $25.9 million minimum tax withholding payments on behalf of employees for net share settlements. These outflows were partially offset by proceeds of $137.4 million from employee stock plans.

For the nine months ended October 29, 2016, net cash used in financing activities of $166.6 million was primarily attributable to payments of our quarterly dividends of $91.8 million, repurchases of our common stock of $56.5 million and $16.3 million minimum tax withholding payments on behalf of employees for net share settlements.
Contractual Obligations
We presented our contractual obligations at January 28, 2017 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the nine months ended October 28, 2017.
Indemnification Obligations
See “Note 9 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of October 28, 2017. We generally invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and agencies, municipalities, corporations, and such other investments as asset backed securities and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Based on investment positions as of October 28, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $6.6 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by approximately 4%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 28, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 28, 2017 due to material weaknesses described below.
Notwithstanding the material weaknesses in our internal controls over financial reporting as of October 28, 2017, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company continues to work toward remediating certain material weaknesses in our internal control over financial reporting that were initially identified and disclosed in our fiscal 2016 consolidated financial statements. Remediation of the following material weaknesses is in process but has not yet been completed:

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
Remediation of Material Weakness in Internal Control over Financial Reporting
Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We have undertaken remedial efforts, under the oversight of the Audit Committee, to address the material weaknesses in our internal control over financial reporting which includes the following activities:

•
Strengthened our finance and accounting department resources with hiring of key personnel and department leaders with the appropriate knowledge, expertise and training commensurate with the Company’s corporate structure and financial reporting requirements;

•	Implemented changes in the design of certain controls as more fully described below;

•	Provided training to ensure those responsible for executing on internal controls regarding the required documentation requirements to evidence that the control functioned as designed;

•
Provided training to ensure changes in process, systems and policies regarding customer rebates and customer agreements were communicated to and understood by the appropriate individuals involved in the processes;

•
Made certain changes in the Internal Audit organization, including (i) hiring a Senior Director of Internal Audit to oversee the Internal Audit department and (ii) adding and onboarding headcount in order to better monitor and assess the effectiveness of internal controls over financial reporting.

We plan to complete remediation of the two remaining material weaknesses by the end of fiscal 2018 (i.e., February 3, 2018). However, such material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes to Internal Control over Financial Reporting
During the quarter ended October 28, 2017, management completed the implementation of the following changes in internal control as part of its remediation efforts in addressing the two previously identified material weaknesses described above and implemented the following internal controls:
Sufficiency of Accounting and Finance Personnel:

•
Reorganized the responsibilities of new and existing finance and accounting personnel to appropriately match control owners to processes that effectively assess risk, design, operate and oversee internal controls over financial reporting;

•
Enhanced the level of precision of our review controls over information and assumptions impacting various financial reporting areas, including the accuracy and completeness of financial information and those items that are complex and/or nonrecurring in nature;

•	Made changes to certain controls to ensure segregation of duties was properly maintained.

Revenue Recognition:

•	Implemented a policy governing customer rebates and claims; revised the processes, systems and controls surrounding customer rebates based on this policy;

•
Implemented a formal, documented control process to meet with our Sales Vice Presidents during the quarter-end financial close process to review and discuss outstanding rebates and other revenue related topics which might impact revenue recognition;

•	Implemented changes in our Enterprise Resource Planning system to further restrict access to customer data that impacts revenue recognition;

•	Implemented controls to monitor and detect changes to customer data that may impact revenue recognition;

•
Developed and implemented enhanced controls to manage our customer agreements and related amendments to ensure terms and conditions impacting revenue were being appropriately applied and used to determine revenue recognition;

•
Reorganized the responsibilities within the Revenue Accounting Group to appropriately match the control owners to processes to enable more thorough oversight over transactions through the revenue cycle;

The above changes were implemented during the quarter ended October 28, 2017. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of internal control over financial reporting. The Audit Committee continues to monitor the progress of the remediation efforts set forth above. Except as noted in the preceding paragraphs, no other change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended October 28, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Part II, Item 1.A. Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended July 28, 2017 as filed with the SEC on August 31, 2017.
Factors That May Affect Future Results

*Our financial condition and results of operations may vary from quarter to quarter, which may cause the price of our common shares to decline.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the effects of any acquisitions, divestitures or significant investments, including our recently announced merger with Cavium, Inc.;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

•
impact of a significant natural disaster, including earthquakes, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim; and

•	our ability to attract, retain and motivate a highly skilled workforce, especially managerial, engineering, sales and marketing personnel.
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2016 through October 28, 2017, our common shares traded as low as $8.32 and as high as $18.88 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

*Our proposed acquisition of Cavium, Inc. (“Cavium”) involves a number of risks, including, among others, the risk that we fail to complete the acquisition in a timely manner or at all, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.

Our and Cavium’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the approval of Cavium's shareholders of the merger agreement; (ii) the approval of our shareholders to allow us to issue shares of common stock in connection with the merger agreement; (iii) the receipt of regulatory clearance under applicable U.S. and foreign regulations; (iv) the absence of any law or order prohibiting the proposed transaction; (v) there being no event that would have a material adverse effect on Cavium; and (vi) the accuracy of the representations and warranties of Cavium, subject to certain exceptions, and Cavium’s material compliance with its covenants, in the definitive agreement. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied in a timely manner or at all, and if the proposed transaction is not completed, we would not realize any of the expected benefits.

The regulatory approvals required in connection with the proposed transaction may not be obtained or may contain materially burdensome conditions. If any conditions or changes to the structure of the proposed transaction are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the proposed transaction or reducing our anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the proposed transaction, our business and results of operations may be adversely affected.

In addition, the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the proposed transaction will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

If the proposed transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that we will complete it. Furthermore, if the proposed transaction is not completed and the purchase agreement is terminated, we would not realize any of the expected benefits of the proposed transaction, and we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•	we could be required to pay a termination fee of up to $180 million;

•	we will have incurred and may continue to incur costs relating to the proposed transaction, many of which are payable by us whether or not the proposed transaction is completed;

•
matters related to the proposed transaction (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout out organization, which could other have been devoted to other opportunities;

•	we may be subject to legal proceedings related to the proposed transaction or the failure to complete the proposed transaction;

•	the failure to complete the proposed transaction may result in negative publicity and a negative perception of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including any adverse changes in our relationships with our customers, supplied, partners or employees, may continue to intensify in the event the proposed transaction is not consummated.

The benefits we expect to realize from the proposed transaction will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also the Risk Factor entitled “Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business."

Furthermore, uncertainties about the proposed transaction may cause our and/or Cavium’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our and/or Cavium’s ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our and/or Cavium’s existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Cavium; delay or defer other decisions concerning us or Cavium; or otherwise seek to change the terms on which they do business with us or Cavium. Any of the above could harm us and/or Cavium, and thus decrease the benefits we expect to receive from the proposed transaction.

The proposed transaction may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with our acquisition and/or integration of the business and operations of Cavium. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the proposed transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 31% and 36% of our net revenue for the three months ended October 28, 2017 and October 29, 2016, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. For example, Toshiba Corporation has announced significant financial difficulties not directly related to their semiconductor business but which may have an adverse effect on its overall financial condition or result in a divestiture of the semiconductor portion of its business that purchases our products.

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

*Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	increased expenses, including, but not limited to, legal, administrative and compensation expenses related to newly hired or terminated employees;

•	key personnel of an acquired company may decide not to work for us;

•	increased costs to integrate or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets;

•	assuming the legal obligations of the acquired company, including potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	potential damage to customer relationships or loss of synergies in the case of divestitures; and

•	unavailability of acquisition financing on reasonable terms or at all.

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

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Avago Technologies Limited (now Broadcom Limited (“Broadcom”)) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014; Intel acquired Altera Corporation in December 2015; and NXP Semiconductors acquired Freescale Semiconductor, Ltd. in December 2015. In addition, Broadcom recently announced a bid to acquire Qualcomm. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Uncertain Yields and Quality

The fabrication of integrated circuits is a complex and technically demanding process. Our technology is transitioning from planar to FINFET transistors. This transition may result in longer qualification cycles and lower yields. Our foundries have from time to time experienced manufacturing defects and lower manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our foundries, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See also, “Costs related to defective products could have a material adverse effect on us.”

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

*We have experienced a significant transition at the executive management level in the last 18 months. If our new executive team is unable to engage and align mid-management or attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.

Following the departure of our co-founders in April 2016 and the reconstitution of board of directors shortly thereafter in connection with our agreement with Starboard Value LLC, the company’s executive management team subsequently went through a complete transition, including the hiring of a new President and CEO, Chief Financial Officer, Chief Accounting Officer and Controller, Chief Operations Officer, Chief Technology Officer, Chief Administration and Legal Officer, Executive Vice President of Worldwide Sales and Marketing and the appointment of new leaders for our corporate development organization and our storage, and networking and connectivity groups. At the time of the filing of this Quarterly Report on Form 10-Q, our President and Chief Executive Officer has been employed by the company just over sixteen months. While the individual members of our executive management team each have significant industry-related experience, they previously had not worked together as a group and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

If any of the members of our current management team were to leave our company unexpectedly, we could face substantial difficulty in hiring qualified successors. The marketplace for senior executive management candidates is very competitive and limited, particularly in the Silicon Valley where our U.S. operations are based. Our growth may be adversely impacted if we are unable to attract, retain and motivate such key employees. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships, and has made recruiting for future management positions more difficult. Competition for senior leadership may increase our compensation expenses, which may negatively affect our profitability.

*We depend on highly skilled engineering and sales and marketing personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. Changes to United States immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts.

We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The impact on employee morale experienced in connection with our recent restructuring efforts, which eliminated approximately 900 jobs worldwide, could make it more difficult for us to add to our workforce when needed due to speculation regarding our future restructuring activities. In addition, our recently announced merger with Cavium, Inc. may cause our current and prospective employees to experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.

*We rely upon the performance of our information technology systems to process, transmit, store and protect electronic information. The failure of or security breaches of any of our critical information technology systems may result in serious harm to our reputation, business, results of operations and/or financial condition.

We depend heavily on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. These information technology systems are subject to damage or interruption from a number of potential sources, including, but not limited to, natural disasters, viruses, destructive or inadequate code, malware, power failures, cyber-attacks, internal malfeasance or other events. We have implemented processes for systems under our control intended to mitigate risks; however, we can provide no guarantee that those risk mitigation measures will be effective. Given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more breaches of some extent in the future. We may incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. To the extent that any system failure, accident or security breach results in material disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 94% of our net revenue in the nine months ended October 28, 2017, 94% of our net revenue in fiscal 2017 and 96% of net revenue in fiscal 2016.

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

During fiscal 2016 and continuing into the third quarter of fiscal 2018, we identified material weaknesses in our internal controls over financial reporting. If we are unable to develop, implement and maintain effective internal controls in future periods, our consolidated financial statements could contain material misstatements which would cause us to issue a restatement thereof. A restatement of our consolidated financial statements could cause our investors to lose confidence in our reported financial information and lead to a decline in our stock price.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of October 28, 2017. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q.

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

We had approximately $2.0 billion of goodwill on our consolidated balance sheet as of October 28, 2017. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

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

*There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Bermuda Law may require us to defer payment of declared dividends or suspend share repurchases.

In May 2012, we announced the declaration of our first quarterly cash dividend. In November 2016, we announced that our board of directors had authorized a $1 billion share repurchase program, of which $642 million of shares have already been repurchased. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that the board of directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended October 28, 2017.
Issuer Purchases of Equity Securities
The following table presents details of our share repurchases during the three months ended October 28, 2017 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 30 – August 26, 2017	—	$—	—	$497,973
August 27 – September 23, 2017	4,061,100	$17.83	4,061,100	$425,576
September 24– October 28, 2017	3,754,700	$18.01	3,754,700	$357,956
Total	7,815,800	$17.91	7,815,800	$357,956

(1)	The monthly periods presented above for the three months ended October 28, 2017, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

MARVELL TECHNOLOGY GROUP LTD.

Date: December 4, 2017	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)