Form 10-K
period 2018-02-03
MARVELL TECHNOLOGY GROUP LTD
filed 2018-03-29
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $5,333,299,261 based upon the closing price of $15.59 per share on the NASDAQ Global Select Market on July 28, 2017 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.
As of March 22, 2018, there were 496.5 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2018 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

•	our ability to complete the merger with Cavium, Inc. on a timely basis, or at all;

•	our dependence on a small number of customers;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the hard disk drive market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the effects of transitioning to smaller geometry process technologies;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to recruit and retain experienced executive management as well as highly-skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the impact and costs associated with changes in international financial and regulatory conditions;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	our maintenance of an effective system of internal controls; and

•	the outcome of pending or future litigation and legal proceedings.
Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1.	Business
Overview
Marvell Technology Group Ltd., together with its consolidated subsidiaries (“Marvell,” the “Company,” “we,” or “us”) is a fabless semiconductor provider of high-performance application-specific standard products. Our core strength is developing complex System-on-a-Chip (“SoC”) devices, leveraging our technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. We also develop integrated hardware platforms along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for storage, networking and connectivity. We were incorporated in Bermuda in January 1995.
On November 19, 2017, we entered into an agreement and plan of merger (the “Merger Agreement”) with Cavium, Inc. ("Cavium"), pursuant to which a subsidiary of Marvell will merge with and into Cavium, with Cavium surviving and becoming a wholly-owned indirect subsidiary of Marvell (the “Merger”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Merger is primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions.
Pursuant to the Merger Agreement, we will issue 2.1757 common shares and pay $40.00 per share in cash, without interest, for each share of Cavium common stock. The merger consideration will be financed by a mix of cash, new debt financing and issuance of our common shares.
Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the required approval by Cavium shareholders and the Company’s shareholders, which was obtained on March 16, 2018; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 26, 2018, (iii) the receipt of approval from the Committee on Foreign Investment in the U.S. ("CFIUS"), and (iv) the receipt of certain foreign regulatory approvals. In certain circumstances, a termination fee of up to $180 million may be payable by Marvell or Cavium upon termination of the transaction, as more fully described in the Merger Agreement.
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
Available Information
Our website address is www.marvell.com. The information contained on our website does not form any part of this Annual Report on Form 10-K and is not incorporated by reference herein. We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).
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

In addition, software has become increasingly important to our business over the last several years and we believe software will become even more relevant as the market expects hardware and software to be delivered as an integrated solution. On-chip software, which acts as the “driver” for the functionality of the chip, has always been a critical part of our business. However, the software and application-level software that we deliver with our products has become significantly more complex as the range of uses and the needs has increased. For example, a solution that we develop for storage or networking can contain software that has a range of functionalities built in. Alternatively, our solution can allow our customers to deploy their operative systems on top of our chip, as well as deploy their application software on top of our SoC.
Our current product offerings are primarily in three broad product groups: storage, networking and connectivity. In storage, we are a market leader in data storage controller solutions spanning consumer, mobile, desktop and enterprise markets. Our storage solutions enable customers to engineer high-volume products for hard disk drives and solid state drives. Our networking products address end markets in cloud, enterprise, small and medium business and service provider networks. Our connectivity products address end markets in consumer, enterprise, desktop, service provider networks and automotive. Our storage, networking and connectivity products power cutting-edge networks and data centers around the world. The networking and connectivity product group was previously referred to as smart networked devices and solutions.
In connection with the November 2016 announcement of our plan to restructure our operations to refocus our research and development, increase operational efficiency and improve profitability, we divested three businesses in fiscal 2018. As required, we have retrospectively recast our consolidated statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. Unless noted otherwise, the following discussion refers to our continuing operations. Our net revenue by product group for the last three fiscal years is as follows:

	Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
	(in millions, except for percentages)
Storage	$1,254	52%	$1,158	50%	$1,201	46%
Networking	598	25%	590	26%	532	20%
Connectivity	364	15%	318	14%	441	17%
Other	193	8%	235	10%	428	17%
Total	$2,409		$2,301		$2,602
Storage
Hard Disk Drive Controllers
Hard disk drive ("HDD") controllers provide high-performance input/output ("I/O") interface control between the HDD and the host system. We support a variety of host system interfaces, including Serial Advanced Technology Attachment ("SATA") and Serial Attached SCSI ("SAS"), which support the complete range of enterprise, desktop and mobile HDDs.

•	We are a leading HDD controller supplier and currently supply products to all of the major hard drive manufacturers.

•	Our HDD controllers with advanced technology for HDDs provide a technological advantage that enables a higher level of data storage on smaller form factors and higher volumetric densities.

•	Our advanced HDD controller SoCs incorporate the latest Marvell IPs, using leading advanced semiconductor process nodes.
Solid-State Drive Controllers
Our solid-state-drive ("SSD") controller SoCs are targeted at the fast growing market for flash-based storage systems for the cloud, enterprise, consumer and mobile computing markets. We support a variety of host system interfaces, including SAS, SATA, peripheral component interconnect express ("PCIe"), and non-volatile memory express ("NVMe").

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

Data Center Storage Solutions
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
Our Ethernet products include:

•
A broad selection of Ethernet switches with market-optimized innovative features, such as advanced tunneling and routing, high throughput forwarding, and packet processing that make networks more effective at delivering content. Our Ethernet switch product portfolio ranges from low-power, five-port switches to highly integrated, multi-terabit Ethernet SoC devices that can be interconnected to form massive network solutions;

•
A broad selection of Ethernet physical-layer transceivers for both fiber and copper interconnect with advanced power management, link security, and time synchronization features that complement our Ethernet switch and embedded communication processors; and

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
Connectivity
We offer a broad portfolio of connectivity solutions, including Wi-Fi, and Wi-Fi/Bluetooth integrated SOCs. These products are integrated into a wide variety of end devices, such as enterprise access points, home gateways, multimedia devices, gaming, printers, automotive infotainment and telematics units, and smart industrial devices. Our products are well-positioned to deliver low-power and high-performance functionality with cutting-edge technologies, and to lead the fast-paced developments of Wi-Fi 802.11 and Bluetooth standards. Our connectivity product portfolio includes a single stream 1x1, as well as multi-stream 2x2, 4x4 and 8x8 multiple input multiple output devices. We deliver both the radio control and processing as well as the RF components for a complete customer solution.
Other Products
Printing Solutions & Custom ASIC
Our printer SoC products power many of today’s laser and ink printers and multi-function peripherals. These SoCs include a family of printer-specific standard products, as well as full-custom, application-specific integrated circuits.
Application Processors
 Our application processors are targeted for non-mobile applications and deliver leading-edge performance for today’s embedded and Internet of Things solutions.
Financial Information about Segments and Geographic Areas
We have determined that we operate in one reportable segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 15 — Segment and Geographic Information” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our international operations.

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
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Customer:
Western Digital*	20%	21%	19%
Toshiba	14%	14%	**%
Seagate	11%	9%	14%
Distributor:
Wintech	10%	10%	**%

* The percentage of net revenues reported for Western Digital for fiscal year 2018 and fiscal year 2017 includes net revenue of SanDisk, which became a subsidiary of Western Digital in fiscal 2017.
** Less than 10% of net revenue
A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Seasonality, including holiday buying trends, may at times negatively impact our results in the first and fourth quarter, and positively impact our results in the second and third quarter of our fiscal years. In addition, the timing of new product introductions by our customers may cause variations in our quarterly revenues, which may not be indicative of future trends.
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
We have assembled a core team of engineers who have experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, complementary metal oxide semiconductor (“CMOS”) technology and system-level architectures. We have invested and will continue to invest a significant amount in research and development. Our research and development expense was $0.7 billion, $0.8 billion and $1.0 billion in fiscal 2018, 2017 and 2016, respectively. See our discussion of research and development expenses in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further information.
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
Intellectual Property
Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of February 3, 2018, we have approximately 9,500 U.S. and foreign patents issued and approximately 2,300 U.S. and foreign patent applications pending on various aspects of our technology. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our patents and intellectual property.
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
Our major competitors for our products include Broadcom Limited, MediaTek, Inc., QUALCOMM, Inc., Quantenna Communications Inc. and Silicon Motion Technology Corporation. We expect increased competition in the future from emerging or established companies, or alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.
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
As of February 3, 2018, we had a total of 3,749 employees.

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

Risks Related to Our Proposed Merger with Cavium
Our proposed acquisition of Cavium, Inc. (“Cavium”) involves a number of risks, including, among others, the risk that we fail to complete the acquisition in a timely manner or at all, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.
Our and Cavium’s obligations to consummate the proposed transaction (the "Merger") are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the approval of Cavium's shareholders of the merger agreement; (ii) the approval of our shareholders to allow us to issue shares of common stock in connection with the merger agreement; (iii) the receipt of regulatory clearance under applicable U.S. and foreign regulations; (iv) the absence of any law or order prohibiting the proposed transaction; (v) there being no event that would have a material adverse effect on Cavium; and (vi) the accuracy of the representations and warranties of Cavium, subject to certain exceptions, and Cavium’s material compliance with its covenants, in the definitive agreement. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied in a timely manner or at all, and if the proposed transaction is not completed, we would not realize any of the expected benefits. While some of these conditions have been satisfied, several conditions to the Merger have not yet been satisfied.
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
If the Merger is not completed by September 19, 2018 (subject to a potential extension to November 19, 2018 under certain circumstances, including in the event receipt of certain required regulatory approvals has not been obtained), either Marvell or Cavium may choose to terminate the Merger Agreement. Marvell or Cavium may also elect to terminate the Merger Agreement in certain other circumstances, or they may mutually decide to terminate the Merger Agreement at any time prior to the Effective Time, before or after obtaining shareholder approval, as applicable.
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

•
matters related to the proposed transaction (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could other have been devoted to other opportunities;

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
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, Marvell and Cavium are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Marvell or Cavium and their respective shareholders.
Until the Merger is completed or the Merger Agreement is terminated, the merger agreement dated November 19, 2017 (the "Merger Agreement") restricts Marvell and Cavium from taking specified actions without the consent of the other party, and requires Cavium to conduct its business and operations in the ordinary course in all material respects and substantially in accordance with past practices. These restrictions may prevent Marvell and Cavium from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Merger Agreement limits each of Marvell’s and Cavium’s ability to pursue alternative transactions, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit each of Marvell’s and Cavium’s ability to solicit, initiate, encourage or facilitate, or enter into discussions or negotiations with respect to, any inquiries regarding or the making of any proposal or offer that constitutes or could reasonably be expected to lead to an alternative transaction. In addition, under specified circumstances, Marvell or Cavium is required to pay a termination fee of $180 million if the Merger Agreement is terminated. It is possible that these or other provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Marvell or Cavium from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Marvell or Cavium than it might otherwise have proposed to pay.
The Merger is subject to the receipt of CFIUS Approval that may impose measures to protect U.S. national security or other conditions that could have an adverse effect on Marvell, Cavium, or the combined company, or, if not obtained, could prevent completion of the Merger.
Marvell’s obligation to complete the Merger is conditioned on obtaining CFIUS Approval. In deciding whether to grant CFIUS Approval, CFIUS will consider the effect of the Merger on U.S. national security. As a condition to granting CFIUS Approval, CFIUS may take measures and impose conditions, certain of which (a) could materially and adversely affect the combined company’s operating results due to the imposition of requirements, limitations or costs or the placement of restrictions on the conduct of the combined company’s business and (b) could adversely affect the financial position and prospects of the combined company and its ability to achieve the cost savings and other synergies projected to result from the Merger. There can be no assurance that CFIUS will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on, or materially limiting the revenues of, the combined company following the Merger.
Any delay in completing the Merger may significantly reduce the benefits expected to be obtained from the Merger.
In addition to the required regulatory clearances and approvals, the Merger is subject to a number of other conditions that are beyond the control of Marvell and Cavium and that may prevent, delay or otherwise materially adversely affect completion of the Merger. Marvell and Cavium cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required regulatory clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger may significantly reduce the synergies projected to result from the Merger and other benefits that Marvell and Cavium expect to achieve if they complete the Merger within the expected timeframe and integrate their respective businesses.

There can be no assurance that Marvell will be able to secure the funds necessary to pay the cash portion of the Merger Consideration and refinance certain of Cavium’s existing indebtedness on acceptable terms, in a timely manner or at all.
Marvell intends to fund the cash portion of the Merger Consideration to be paid to holders of Cavium common stock with a combination of Marvell’s and Cavium’s cash on hand and debt financing. To this end, Marvell has entered into a debt commitment letter containing commitments for a $900 million term loan facility and an $850 million bridge loan facility. However, neither Marvell nor any of its subsidiaries has entered into definitive agreements for the debt financing (or other financing arrangements in lieu thereof), and the obligation of the lenders to provide the debt financing under the debt commitment letter is subject to a number of customary conditions. There can be no assurance that Marvell will be able to obtain the debt financing pursuant to the debt commitment letter.
In the event that the debt financing contemplated by the debt commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If Marvell is unable to obtain debt financing, the Merger may be delayed or not be completed.
Litigation filed against Marvell and Cavium could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
Marvell, Cavium and members of Cavium’s board of directors currently are and may in the future be parties, among others, to various claims and litigation related to the Merger Agreement and the Merger, including putative shareholder class actions. Two lawsuits have been filed against Marvell and Cavium and its board of directors in federal court:  Raul v. Cavium et al., No. 18 Civ. 00139 (N.D. Cal. filed Jan. 8, 2018) (“Raul”); and Rosenblatt v. Cavium et al., No. 18-Civ. 00300 (N.D. Cal. filed Jan. 12, 2018) (“Rosenblatt”). Also in connection with the Merger, two additional lawsuits have been filed against Cavium and its board of directors in federal court; Fineberg v. Cavium, Inc., 18-cv-00011 (filed January 2, 2018, Northern District of California) (“Fineberg”); and Stein v. Cavium, Inc., 18-cv-00141 (filed January 8, 2018, Northern District of California). The Fineberg and Stein complaints do not name Marvell as a defendant. However, as set forth in the Merger Agreement, no settlement of litigation related to the Merger may be agreed to by Cavium without the prior written consent of Marvell. These four complaints assert claims for violation of Section 14(a) of and Rule 14a-9 promulgated under the Exchange Act based on allegations that the registration statement on Form S-4 filed by Marvell with the SEC on December 21, 2017 omits material information. The complaints also assert control person claims under Section 20(a) of the Exchange Act against the Cavium board of directors.
Among other remedies, the plaintiffs in such matters are seeking to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, the pending litigation and any future additional litigation could be time consuming and expensive, could divert Marvell’s and Cavium’s management’s attention away from their regular businesses, and, if any one of these lawsuits is adversely resolved against either Marvell or Cavium, could have a material adverse effect on Marvell’s or Cavium’s respective financial condition or the condition of the combined company.
If a settlement or other resolution is not reached in the potential lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting Marvell’s or Cavium’s ability to complete the Merger on the terms contemplated by the Merger Agreement, or there is a pending or overtly threatened legal proceeding brought by a governmental party as described above, then the Merger may not become effective in a timely manner or at all.
Factors That May Affect Marvell's Future Results
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
Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the effects of any acquisitions, divestitures or significant investments, including our merger with Cavium, Inc.;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

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
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 31, 2016 through February 3, 2018, our common shares traded as low as $8.32 and as high as $24.22 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 34% and 35% of our net revenue for the year ended February 3, 2018 and January 28, 2017, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. For example, Toshiba Corporation has announced significant financial difficulties not directly related to their semiconductor business but which may have an adverse effect on its overall financial condition or result in a divestiture of the semiconductor portion of its business that purchases our products.
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

•
customers may consolidate (for example, Western Digital acquired SanDisk in 2017, and Toshiba Corporation is party to an agreement to sell a portion of its semiconductor business), which could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders.

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
In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Avago Technologies Limited (now Broadcom Limited (“Broadcom”)) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014; Intel acquired Altera Corporation in December 2015; and NXP Semiconductors acquired Freescale Semiconductor, Ltd. in December 2015. In addition, Qualcomm recently announced a bid to buy NXP Semiconductors. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.
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
In addition, we incurred significant expenses in connection with the Audit Committee’s independent investigation, the pending government investigations, and shareholder litigation. We cannot provide any assurances that past or future claims related to those or other matters, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Despite our best efforts, security vulnerabilities may exist with respect to our products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm our business and reputation.
We have experienced a significant transition at the executive management level in the last 18 months. If our new executive team is unable to engage and align mid-management or attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.
The company’s executive management team has gone through a complete transition in the last two years, including the hiring of a new President and CEO, Chief Financial Officer, Chief Accounting Officer and Controller, Chief Operations Officer, Chief Technology Officer, Chief Administration and Legal Officer, Executive Vice President of Worldwide Sales and Marketing and the appointment of new leaders for our corporate development organization and our storage, and networking and connectivity groups. While the individual members of our executive management team each have significant industry-related experience, they previously had not worked together as a group and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.
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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 95% of our net revenue in fiscal 2018, 94% of our net revenue in fiscal 2017 and 96% of net revenue in fiscal 2016.
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
We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; data private requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.
In addition, we are subject to the “conflict mineral rules” promulgated by the SEC, which impose disclosure requirements on us regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries in our products and the procedures our manufacturer’s use to prevent the sourcing of such conflict minerals. The ongoing implementation of these requirements could affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices, which could adversely affect our operations and product margins. Additionally, if we are unable to sufficiently source conflict-free metals, we may face difficulties in satisfying customers who may require that the products they purchase from us are conflict-free, which may harm our sales and operating results.

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
We incurred significant expenses related to legal, accounting, and other professional services in connection with the investigations and related matters and related remediation efforts. The expenses incurred, and expected to be incurred, on the investigations, the impact of our delay in fiscal 2016 and the beginning of fiscal 2017 in meeting our periodic reports on the confidence of investors, employees and customers, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.
As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, we incurred significant legal expenses in connection with securities class actions or other lawsuits that were filed against us, our directors and officers, which lawsuits we have agreed to settle. Any future such investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

During fiscal 2016 and continuing through the third quarter of fiscal 2018, we identified material weaknesses in our internal controls over financial reporting, which have since been remediated. If we are unable to develop, implement and maintain effective internal controls in future periods, our consolidated financial statements could contain material misstatements which would cause us to issue a restatement thereof. A restatement of our consolidated financial statements could cause our investors to lose confidence in our reported financial information and lead to a decline in our stock price.
The Sarbanes-Oxley Act of 2002 and SEC rules require that management report on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. During fiscal 2016 and continuing through the third quarter of fiscal 2018, we identified material weaknesses in our internal controls over financial reporting. While we have remediated these material weaknesses as of February 3, 2018, the remediation process absorbed significant management attention and we incurred significant expenses relating to the remediation.
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
We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 10 - Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of material litigation matters in which we are currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”
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
We had approximately $2.0 billion of goodwill on our consolidated balance sheet as of February 3, 2018. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
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

Risks Related to Owning Marvell Common Shares
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
We are incorporated in Bermuda and, as a result, it may not be possible for our shareholders to enforce civil liability provisions of the securities laws of the United States. In addition, our Bye-Laws contain a waiver of claims or rights of action by our shareholders against our officers and directors, which will severely limit our shareholders’ right to assert a claim against our officers and directors under Bermuda law.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table presents the approximate square footage of our significant owned and leased facilities as of February 3, 2018:

		(Square feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Headquarters in Santa Clara, California: Research and design, sales and marketing, administration and operations	993,000	230,000
China	Research and design, and sales and marketing	115,000	227,000
Singapore	Operations, and research and design	340,000	—
Israel	Research and design	—	345,000
	Total	1,448,000	802,000

(1)Lease terms expire in various years from 2017 through 2025.
We also lease smaller facilities in Denmark, Germany, India, Indonesia, Japan, Singapore, South Korea, Taiwan, the Netherlands and Vietnam, which are occupied by administrative, sales, design and field application personnel. Based upon our estimates of future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3.	Legal Proceedings
The information set forth under “Note 10 — Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the NASDAQ Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. For fiscal 2018 and fiscal 2017, the following table shows for the periods indicated the high and low sales prices for our common shares on the NASDAQ Global Select Market.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$16.72	$14.58	$11.00	$8.32
Second Quarter	$18.18	$14.64	$12.05	$9.05
Third Quarter	$18.88	$14.87	$13.61	$11.27
Fourth Quarter	$24.22	$17.85	$15.45	$12.30
As of March 22, 2018, the approximate number of record holders of our common shares was 413 (not including beneficial owners of stock held in street name).
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since February 2, 2013 through February 3, 2018. The graph compares a $100 investment on February 2, 2013 in our common shares with a $100 investment on February 2, 2013 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Marvell Technology Group Ltd., the S&P 500 Index,
and the PHLX Semiconductor Index

$350
$300
$250
$200
$150
$100
$50
$0
Value of $100 Investment
2/2/2013
2/1/2014
1/31/2015
1/30/2016
1/28/2017
2/3/2018
Date
Marvell Technology Group, Ltd.
S&P 500 Index
PHLX Semiconductor Index

*$100 invested on 2/2/2013 in stock or index, including reinvestment of dividends.

	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
Marvell Technology Group Ltd.	100.00	160.29	169.02	98.68	171.81	258.87
S&P 500	100.00	120.30	137.42	136.50	164.99	202.66
PHLX Semiconductor	100.00	128.14	160.88	154.01	246.23	342.89
Dividends
Our board of directors declared quarterly cash dividends of $0.06 per share payable to holders of our common shares in each quarter of fiscal 2018, 2017 and 2016. As a result, we paid total cash dividends of $119.3 million in fiscal 2018, $122.3 million in fiscal 2017, and $122.8 million in fiscal 2016.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no share repurchases during the three months ended February 3, 2018.

On November 17, 2016, the Company announced that its Board of Directors authorized a $1 billion share repurchase plan. This stock repurchase program replaced in its entirety a prior $3.25 billion stock repurchase program. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.
From August 2010 when our Board of Directors initially authorized a share repurchase program through February 3, 2018, a total of 286.4 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.8 billion in cash and $358.0 million was available for future share repurchases.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. In connection with the November 2016 announcement of our plan to restructure our operations to refocus our research and development, increase operational efficiency and improve profitability, we have divested three businesses. As required, we have retrospectively recast our consolidated statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations.

	February 3, 2018 (1)	January 28, 2017 (2)	January 30, 2016 (3)	January 31, 2015	February 1, 2014
	(in thousands, except per share amounts and number of employees)
Consolidated Statements of Operations Data:
Net revenue	$2,409,170	$2,300,992	$2,602,497	$3,585,226	$3,307,150
Cost of goods sold	$947,230	$1,017,564	$1,406,121	$1,766,126	$1,592,811
Research and development	$714,444	$805,029	$954,653	$1,040,838	$1,040,965
Operating income (loss) from continuing operations	$429,695	$130,407	$(745,410)	$488,745	$373,555
Income (loss) from continuing operations, net of tax	$433,142	$74,821	$(738,441)	$516,801	$409,570
Income (loss) from discontinued operations, net of tax	$87,689	$(53,670)	$(72,959)	$(81,455)	$(94,250)
Net income (loss)	$520,831	$21,151	$(811,400)	$435,346	$315,320
Income (loss) from continuing operations per share:
Basic	$0.87	$0.15	$(1.45)	$1.01	$0.82
Diluted	$0.85	$0.14	$(1.45)	$1.00	$0.82
Income (loss) from discontinued operations per share:
Basic	$0.18	$(0.11)	$(0.14)	$(0.16)	$(0.19)
Diluted	$0.17	$(0.10)	$(0.14)	$(0.16)	$(0.19)
Net income (loss) per share:
Basic	$1.05	$0.04	$(1.59)	$0.85	$0.64
Diluted	$1.02	$0.04	$(1.59)	$0.84	$0.63
Weighted average shares:
Basic	498,008	509,738	510,945	511,089	496,518
Diluted	509,667	517,513	510,945	520,760	504,413
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,841,272	$1,668,360	$2,282,749	$2,529,555	$1,969,405
Working capital	$1,942,813	$1,794,018	$1,751,295	$2,765,908	$2,251,499
Total assets	$4,708,287	$4,648,650	$5,442,127	$5,884,387	$5,451,010
Total shareholders’ equity	$4,141,413	$4,027,651	$4,140,123	$5,146,089	$4,675,910
Other Data:
Cash dividends declared per share	$0.24	$0.24	$0.24	$0.24	$0.24
Number of employees	3,749	4,617	5,437	7,163	7,355

(1)	Fiscal 2018 includes a $74.4 million charge related to the Luna litigation settlement and related costs.

(2)
Fiscal 2017 includes $96.8 million of restructuring and other related charges that include $52.6 million for impairment of a nonrefundable deposit due to the non-utilization of the related contract and for impairment of certain equipment and technology licenses. Fiscal 2017 also included $68.0 million of tax expense related to restructuring actions taken.

(3)
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
Overview
Net revenue in fiscal 2018 was $2.4 billion and was 5% higher than net revenue of $2.3 billion in fiscal 2017. The increase was primarily due to an 8% increase in sales of our storage products and a 14% increase in sales of our connectivity products, offset by an 18% decrease in sales of our other products.
Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2018 is a 53-week year. Fiscal 2017 and 2016 each had a 52-week period.
As discussed in Note 1, during the first fiscal quarter of 2018, we recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses. The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations for the year ended February 3, 2018, an increase in basic earnings per share from continuing operations of $0.02 per share, and an increase in diluted earnings per share from continuing operations of $0.02 per share, as well as contributing to the increase in revenue and gross margins for the year ended February 3, 2018.
Restructuring. In November 2016, we announced a restructuring plan intended to refocus our research and development, increase operational efficiency and improve profitability. During fiscal 2018, we recorded restructuring and other related charges of $5.3 million. In connection with our restructuring plan, we divested three businesses during fiscal 2018. During the year ended February 3, 2018, we received cash proceeds of $165.9 million and recognized a gain on sale of $88.4 million from the sales of our Multimedia, LTE thin-modem, and Broadband businesses. These businesses are classified as discontinued operations for all periods presented in our accompanying consolidated financial statements. See “Note 3 - Discontinued Operations” and "Note 4 - Restructuring and Other Related Charges" in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for further information. Unless noted otherwise, our discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to our continuing operations.
Capital Return Program. Our financial position is strong and we remain committed to delivering shareholder value through our share repurchase and dividend programs. Including our stock repurchases, we returned $646.8 million to stockholders in fiscal 2018, including $527.6 million through repurchases of common stock and $119.3 million of cash dividends.
Our cash, cash equivalents and short-term investments were $1.8 billion at February 3, 2018. We had cash flow provided by operations of $571.1 million through the fourth quarter of fiscal 2018, primarily due to our net income of $520.8 million.

Pending Business Combination. On November 19, 2017, we entered into an agreement and plan of merger (the “Merger Agreement”) with Cavium, Inc. ("Cavium"), pursuant to which one of our subsidiaries will merge with and into Cavium, with Cavium surviving and becoming one of our wholly-owned indirect subsidiary (the “Merger”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Merger is primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions.
Pursuant to the Merger Agreement, we will issue 2.1757 common shares and pay $40.00 per share in cash, without interest, for each share of Cavium common stock. The merger consideration will be financed by a mix of cash, new debt financing and issuance of our common stock.
Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the required approval by Cavium shareholders and our shareholders, which was obtained on March 16, 2018; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 26, 2018, (iii) the receipt of CFIUS approval, and (iv) the receipt of certain foreign regulatory approvals. In certain circumstances, a termination fee of up to $180 million may be payable by us or Cavium upon termination of the transaction, as more fully described in the Merger Agreement.
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
Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales shipped to customers with operations in Asia represented approximately 95% of our net revenues in fiscal 2018, 94% of our net revenue in fiscal 2017 and 96% of our net revenue in fiscal 2016. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.
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
In developing estimates used to calculate assumptions, we establish the expected term for employee stock options based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for stock option exercises were stratified by two employee groups and one employee/non-employee group with sufficiently distinct behavior patterns. Expected volatility was developed based on historical stock price volatility. The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the grant date of the option.
The fair value of restricted stock units is estimated based on the market price of the Company’s common shares on the date of grant less the expected dividend yield. Additionally, for certain of our performance-based awards, we make subjective assumptions regarding the likelihood that the related performance metrics will be met. These forecast assumptions are based on various revenue and operating performance criteria. Changes in our actual performance could cause a significant adjustment in future periods for these performance-based awards.
Forfeitures are recorded as they occur. Previously recognized share-based compensation expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred. The expense we recognize in future periods could be affected by changes in forfeitures and may differ significantly from amounts recognized in the current period and/or our forecasts.
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
Inventories.    We value our inventory at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a reduction to the total carrying value of our inventory for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based primarily on our estimated forecast of product demand and production requirements. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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
Goodwill.    We record goodwill when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill for impairment annually on the last business day of our fiscal fourth quarter, and more frequently, if an event occurs or circumstances change that indicate the fair value of the reporting unit may be below its carrying amount. We have identified that our business operates as a single operating segment which can further be divided into two components; Storage, and Networking & Connectivity. Management concluded that goodwill is recoverable from these two components working jointly due to a fact pattern demonstrating significant sharing of assets, corporate resources, and benefits from common research and development. The two components also exhibit similar economic characteristics. Accordingly, management concluded that these two components should be aggregated into a single reporting unit for purposes of testing goodwill impairment. As part of our restructuring announced in November 2016, our former Smart Networked Devices and Solutions component was renamed to Networking & Connectivity.
When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
Factors we consider important in the qualitative assessment which could trigger a goodwill impairment review include;

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
If we assess qualitative factors and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we determine not to use qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its net book value, including goodwill. An impairment exists if the fair value of the reporting unit is lower than its net book value. We would record an impairment loss for the difference in the fiscal quarter in which an impairment determination is made. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.
In connection with the restructuring plan we announced in November 2016 (see “Note 4 - Restructuring and Other Related Charges”), our Board of Directors approved a plan to sell certain businesses that are classified and reported in the consolidated statement of operations as discontinued operations. As a result, goodwill was allocated to these businesses based on relative fair value since each represents a portion of our reporting unit. We obtained an independent valuation to determine the fair value of these businesses for purposes of allocating the goodwill. Although we engaged an independent valuation specialist to provide the fair value calculations, management provided the necessary estimates used in the specialists calculations. Significant management judgment is required in determining the estimations of future cash flows, which is dependent on internal forecasts, the long-term rate of growth for our business, the life over which cash flows will occur, and the weighted average cost of capital. Management assumes full responsibility for the valuation results and the accuracy and completeness of the underlying financial data and corresponding assumptions.

As of the last day of the fourth quarter of fiscal 2018, we performed our annual impairment assessment for testing goodwill. A step one assessment was performed. Based on our assessment, we determined there was no goodwill impairment.
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

Results of Operations - Continuing Operations
The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	39.3	44.2	54.0
Gross profit	60.7	55.8	46.0
Operating expenses:
Research and development	29.7	35.0	36.7
Selling, general and administrative	9.9	10.9	10.7
Litigation settlement	3.1	—	25.2
Restructuring related charges	0.2	4.2	2.0
Total operating expenses	42.9	50.1	74.6
Operating income (loss) from continuing operations	17.8	5.7	(28.6)
Interest and other income, net	0.9	0.7	0.6
Income (loss) from continuing operations before income taxes	18.7	6.4	(28.0)
Provision for income taxes	0.7	3.1	0.4
Income (loss) from continuing operations, net of tax	18.0%	3.3%	(28.4)%
Years Ended February 3, 2018 and January 28, 2017
Net Revenue

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentage)
Net revenue	$2,409,170	$2,300,992	4.7%

Our net revenue for fiscal 2018 increased by $108.2 million compared to net revenue for fiscal 2017. This increase was primarily due to increased sales of our storage products, which were up 8%, and increased sales of our connectivity products, which were up by 14%. These increases were driven by strong growth in sales of SSD products and Wi-Fi products. These increases were partially offset by sales decline of 18% in our other products. Unit shipments were 4% higher and weighted average selling prices increased 1% compared to fiscal 2017, for an overall increase in net revenue of 5%.

Cost of Goods Sold and Gross Profit

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentages)
Cost of goods sold	$947,230	$1,017,564	(6.9)%
% of net revenue	39.3%	44.2%
Gross profit	$1,461,940	$1,283,428	13.9%
% of net revenue	60.7%	55.8%
The cost of goods sold as a percentage of net revenue was lower for fiscal 2018 due primarily to improved product mix, combined with lower manufacturing costs and lower inventory reserves. As a result, gross margin for fiscal 2018 increased 5 percentage points compared to fiscal 2017. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices; and the margin profiles of our new product introductions.
Share-Based Compensation Expense

	Year Ended
	February 3, 2018	January 28, 2017
	(in thousands)
Continuing operations:
Cost of goods sold	$6,646	$8,334
Research and development	52,127	74,809
Selling, general and administrative	26,349	18,257
Share-based compensation - continuing operations	85,122	101,400
Discontinued operations:
Cost of goods sold	(11)	187
Research and development	1,458	11,633
Selling, general and administrative	120	750
Share-based compensation - discontinued operations	1,567	12,570
Total share-based compensation	$86,689	$113,970
Share-based compensation expense for continuing operations decreased by $16.3 million in fiscal 2018 compared to fiscal 2017. The decrease was mainly due to lower headcount from restructuring actions.
Restructuring and Other Related Charges

	Year Ended
	February 3, 2018	January 28, 2017
	(in thousands)
Restructuring related charges	5,250	96,801

We recorded total restructuring charges and other related charges of $5.3 million in fiscal 2018, which primarily arose from activities related to the restructuring plan we announced in November 2016 to restructure our operations to refocus our research and development, increase operational efficiency and improve profitability. See “Note 4 - Restructuring and Other Related Charges” in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Research and Development

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentages)
Research and development	$714,444	$805,029	(11.3)%
% of net revenue	29.7%	35.0%
Research and development expense decreased by $90.6 million in fiscal 2018 compared to fiscal 2017. The decrease was primarily attributable to $70.0 million of lower personnel-related costs, and reduction in depreciation and amortization expense of $13.6 million. These reductions were driven by the restructuring actions announced in November 2016.
Selling, General and Administrative

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentages)
Selling, general and administrative	$238,166	$251,191	(5.2)%
% of net revenue	9.9%	10.9%
Selling, general and administrative expense decreased by $13.0 million in fiscal 2018 compared to fiscal 2017. The decrease was primarily attributable to $14.8 million of lower legal expenses and $13.2 million of lower audit and tax fees. The decrease was partially offset by $10.3 million of merger-related costs. Refer to "Note 1 - Basis of Presentation" for discussion of the pending merger transaction.

Litigation Settlement

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentages)
Litigation settlement	$74,385	$—	nm
% of net revenue	3.1%	—%
nm - not meaningful
In connection with the Luna legal settlement, the Company recorded $74.4 million of litigation settlement charges and related costs. Refer to "Note 10 - Commitments and Contingencies" for a discussion of such settlement.

Interest and Other Income, net

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentages)
Interest and other income, net	$21,509	$17,022	26.4%
% of net revenue	0.9%	0.7%
Interest and other income, net, increased by $4.5 million in fiscal year 2018 compared to fiscal year 2017. The increase in fiscal year 2018 is primarily due to an increase of $5.2 million from the sale of a business.

Provision for Income Taxes

	Year Ended
	February 3, 2018	January 28, 2017	% Change in 2018
	(in thousands, except percentages)
Provision for income taxes	$18,062	$72,608	(75.1)%

The decrease in income tax expense for fiscal 2018 compared to fiscal 2017 was primarily due to approximately $66.9 million recorded in the prior year as a result of restructuring actions taken in the fourth quarter of fiscal 2017, offset by additional tax expense of $2.1 million attributable to a building sale incurred in the current year. The prior year amount consisted of $50.1 million of foreign withholding taxes on undistributed earnings of certain subsidiaries that were no longer considered to be indefinitely reinvested as a result of those restructuring actions and $16.8 million of additional foreign tax expense which also arose as a result of such restructuring. Those amounts were one time in nature and were not expected to recur in the future.

The Tax Cuts and Jobs Act ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of February 3, 2018. We recorded an immaterial provisional tax expense for the impact of the 2017 Tax Act, which was primarily comprised of the remeasurement of federal net deferred taxes resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in the realizability of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. Additionally, please see the information in "Item 1A, Risk Factors" under the caption "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Years Ended January 28, 2017 and January 30, 2016
Net Revenue

	Year Ended
	January 28, 2017	January 30, 2016	% Change in 2017
	(in thousands, except percentage)
Net revenue	$2,300,992	$2,602,497	(11.6)%

Our net revenue for fiscal 2017 decreased by $301.5 million compared to net revenue for fiscal 2016. This decrease was primarily due to decreased sales of our other products, which were down 45%, and decreased sales of our connectivity products, which were down by 28%. These decreases were driven by the previously announced restructuring of our mobile handset platform business. In addition, revenue from our storage products was down by 4%, mainly due to a decrease in sales of HDD products, offset by strong growth in sales of SSD product. These declines were partially offset by sales growth of 11% in our networking products, driven by the introduction of new products and increased sales to the enterprise and campus markets. Unit shipments were 20% lower and weighted average selling prices increased 10% compared to fiscal 2016, for an overall decline in net revenue of 12%.

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

Cost of Goods Sold and Gross Profit

	Year Ended
	January 28, 2017	January 30, 2016	% Change in 2017
	(in thousands, except percentages)
Cost of goods sold	$1,017,564	$1,406,121	(27.6)%
% of net revenue	44.2%	54.0%
Gross profit	$1,283,428	$1,196,376	7.3%
% of net revenue	55.8%	46.0%
The cost of goods sold as a percentage of net revenue was lower for fiscal 2017 due to the $81.3 million CMU settlement included in cost of goods sold in 2016, a reduction in sales of lower margin mobile platform related product and lower material and manufacturing costs. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices; and the margin profiles of our new product introductions.
Share-Based Compensation Expense

	Year Ended
	January 28, 2017	January 30, 2016
	(in thousands)
Continuing operations:
Cost of goods sold	$8,334	$7,787
Research and development	74,809	88,897
Selling, general and administrative	18,257	26,082
Share-based compensation - continuing operations	101,400	122,766
Discontinued operations:
Cost of goods sold	187	129
Research and development	11,633	9,895
Selling, general and administrative	750	989
Share-based compensation - discontinued operations	12,570	11,013
Total share-based compensation	$113,970	$133,779
Share-based compensation expense for continuing operations decreased by $21.4 million in fiscal 2017 compared to fiscal 2016. The decrease was mainly due to lower headcount from the previously announced restructuring of the mobile platform business, as well as from the restructuring announced in November 2016. The cancellation of equity awards related to certain members of our executive management who departed in April 2016 also reduced the expense. These decreases were partially offset by the effect from the acceleration of expense caused by the cancellation of the June 2016 ESPP purchase because the Company was not eligible to issue shares of its common stock due to the delay in the timely filing of its periodic reports with the SEC (see “Note 11 - Shareholders' Equity” in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K).

Restructuring and Other Related Charges

	Year Ended
	January 28, 2017	January 30, 2016
	(in thousands)
Cost of goods sold	$—	$10,292
Restructuring related charges	96,801	53,251
	$96,801	$63,543
We recorded total restructuring charges and other related charges of $96.8 million in fiscal 2017, which primarily arose from activities related the restructuring plan we announced in November 2016 to restructure our operations to refocus our research and development, increase operational efficiency and improve profitability. The Company recorded charges of $90.3 million, including severance benefits of $32.6 million, the impairment of a $45.0 million nonrefundable deposit due to the non-utilization of the related contract, $5.4 million for the impairment of equipment and technology licenses, and other exit-related costs of $7.3 million associated with the closure of facilities and contract termination penalties. In addition, the Company recorded $6.5 million related to previous fiscal 2016 restructuring actions, which included the write-off of mobile-related equipment that was previously held-for-sale and the remaining lease obligation for certain floors in one of its Israel facilities that were vacated in fiscal 2017.
Research and Development

	Year Ended
	January 28, 2017	January 30, 2016	% Change in 2017
	(in thousands, except percentages)
Research and development	$805,029	$954,653	(15.7)%
% of net revenue	35.0%	36.7%
Research and development expense decreased by $149.6 million in fiscal 2017 compared to fiscal 2016. The decrease was primarily attributable to $100.0 million of lower personnel-related costs, lower costs related to project spending and facility maintenance services of $35.9 million, and a reduction in depreciation and amortization expense of $3.6 million. These reductions were driven by the restructuring actions announced in November 2016.
Selling, general and administrative

	Year Ended
	January 28, 2017	January 30, 2016	% Change in 2017
	(in thousands, except percentages)
Selling, general, and administrative	$251,191	$279,215	(10.0)%
% of net revenue	10.9%	10.7%
Selling and marketing expense decreased by $28.0 million in fiscal 2017 compared to fiscal 2016. The decrease was due to $7.1 million of lower charges for various litigation matters, $11.4 million of lower costs for the surety bonds related to the litigation with CMU, a $5.5 million decrease in legal expense related to legal services, a $6.4 million decrease of marketing communications expenses, and a $15.4 million charge for a cash payment relating to a tax matter to our former Chief Executive Officer approved by the Company’s Executive Compensation Committee and included in fiscal 2016 that was not included in fiscal 2017. These decreases were partially offset by $22.2 million of higher audit and tax fees.

Litigation Settlement

	Year Ended
	January 28, 2017	January 30, 2016	% Change in 2017
	(in thousands, except percentages)
Litigation settlement	$—	$654,667	(100.0)%
% of net revenue	—%	25.2%

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
Provision (benefit) for Income Taxes

	Year Ended
	January 28, 2017	January 30, 2016	% Change in 2017
	(in thousands, except percentages)
Provision for income taxes	$72,608	$10,716	577.6%

The increase in income tax expense for fiscal 2017 compared to fiscal 2016 was primarily due to approximately $66.9 million recognized as a result of restructuring actions taken in the fourth quarter of fiscal 2017. This consisted of $50.1 million of foreign withholding taxes on undistributed earnings of certain subsidiaries that were no longer considered to be indefinitely reinvested as a result of these restructuring actions and $16.8 million of additional foreign tax expense which also arises as a result of such restructuring. These tax expenses attributable to our global restructuring would not be expected to recur in the future.

Liquidity and Capital Resources
Our principal source of liquidity as of February 3, 2018 consisted of approximately $1.8 billion of cash, cash equivalents and short-term investments, of which approximately $1.1 billion was held by foreign subsidiaries (outside Bermuda).  Approximately $630 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, and the United States. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. The amount of undistributed earnings of these subsidiaries for which no deferred tax liability has been provided is $430 million. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $160 million.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations and cash provided from new debt financing, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. For additional discussion, see “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K.

Cash Flows from Operating Activities
Net cash provided by operating activities was $571.1 million for fiscal 2018 compared to net cash used in operating activities of $358.4 million for fiscal 2017, and net cash provided by operating activities of $205.4 million for fiscal 2016. The cash inflows from operations for fiscal 2018 were primarily due to $520.8 million of net income adjusted for $94.4 million of non-cash items and gains on the sales of discontinued operations and businesses, offset by a net decrease in working capital of $44.1 million. The cash outflow from working capital for fiscal 2018 was primarily driven by a decrease in accrued liabilities and other non-current liabilities, which was primarily due to payments on accrued restructuring expenses and rebates.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $39.5 million in fiscal year 2018 was primarily generated from the sales and maturities of available-for-sale securities of $733.2 million and net proceeds of $165.9 million from the sale of our discontinued operations, which were partially offset by purchases of available-for-sale securities of $835.5 million and capital expenditures of $38.6 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities of $536.2 million in fiscal year 2018 was primarily attributable to repurchases under our share repurchase program of our common shares in the open market for $527.6 million and quarterly cash dividends of $119.3 million. The cash outflow was partially offset by net proceeds of $153.5 million from the issuance of our common shares under our share-based plans, less the minimum tax withholding on behalf of employees for net share settlements.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 3, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments
Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of February 3, 2018, these foundries had incurred approximately $145.6 million of manufacturing costs and expenses relating to our outstanding purchase orders.
The following table summarizes our contractual obligations as of February 3, 2018 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations:
Facilities operating leases, net	$12,975	$10,718	$8,688	$7,880	$7,729	$5,451	$53,441
Computer-aided design software	14,225	10,200	—	—	—	—	24,425
Purchase commitments to foundries	145,608	—	—	—	—	—	145,608
Capital purchase obligations	12,576	—	—	—	—	—	12,576
Technology license obligations (1)	34,250	29,605	7,358	—	—	—	71,213
Other non-current obligations	2,000	2,923	—	—	—	1,029	5,952
Total contractual cash obligations	$221,634	$53,446	$16,046	$7,880	$7,729	$6,480	$313,215

(1)	Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.
In addition to the above commitments and contingencies, as of February 3, 2018, we have $14.6 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $17.2 million as of February 3, 2018. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $10.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.
Recent Accounting Pronouncements
Please see “Note 2 —  Significant Accounting Policies — Recent Accounting Pronouncements” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of February 3, 2018. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio, excluding time deposits. Based on investment positions as of February 3, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.9 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

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
We occasionally engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates. We occasionally enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. Financial instruments not designated as hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our consolidated balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marvell Technology Group Ltd. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California
March 29, 2018
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$888,482	$814,092
Short-term investments	952,790	854,268
Accounts receivable, net of provision for sales returns and allowances of $2,500 and $1,384 in fiscal 2018 and 2017, respectively	280,395	335,384
Inventories	170,039	170,842
Prepaid expenses and other current assets	41,482	58,771
Assets held for sale	30,767	57,077
Total current assets	2,363,955	2,290,434
Property and equipment, net	202,222	243,397
Goodwill and acquired intangible assets, net	1,993,310	1,996,880
Other non-current assets	148,800	117,939
Total assets	$4,708,287	$4,648,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,236	$143,484
Accrued liabilities	86,958	143,491
Accrued employee compensation	127,711	139,647
Deferred income	61,237	63,976
Current liabilities held for sale	—	5,818
Total current liabilities	421,142	496,416
Non-current income taxes payable	56,976	60,646
Other non-current liabilities	88,756	63,937
Total liabilities	566,874	620,999
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 495,913 and 506,095 shares issued and outstanding in fiscal 2018 and 2017, respectively	991	1,012
Additional paid-in capital	2,733,292	3,016,775
Accumulated other comprehensive income (loss)	(2,322)	23
Retained earnings	1,409,452	1,009,841
Total shareholders’ equity	4,141,413	4,027,651
Total liabilities and shareholders’ equity	$4,708,287	$4,648,650
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net revenue	$2,409,170	$2,300,992	$2,602,497
Cost of goods sold	947,230	1,017,564	1,406,121
Gross Profit	1,461,940	1,283,428	1,196,376
Operating expenses:
Research and development	714,444	805,029	954,653
Selling, general and administrative	238,166	251,191	279,215
Litigation settlement	74,385	—	654,667
Restructuring related charges	5,250	96,801	53,251
Total operating expenses	1,032,245	1,153,021	1,941,786
Operating income (loss) from continuing operations	429,695	130,407	(745,410)
Interest and other income, net	21,509	17,022	17,685
Income (loss) from continuing operations before income taxes	451,204	147,429	(727,725)
Provision for income taxes	18,062	72,608	10,716
Income (loss) from continuing operations, net of tax	$433,142	$74,821	$(738,441)
Income (loss) from discontinued operations, net of tax	87,689	(53,670)	(72,959)
Net income (loss)	$520,831	$21,151	$(811,400)
Net income (loss) per share - Basic:
Continuing operations	$0.87	$0.15	$(1.45)
Discontinued operations	$0.18	$(0.11)	$(0.14)
Net income (loss) per share - Basic	$1.05	$0.04	$(1.59)
Net income (loss) per share - Diluted:
Continuing operations	$0.85	$0.14	$(1.45)
Discontinued operations	$0.17	$(0.10)	$(0.14)
Net income (loss) per share - diluted	$1.02	$0.04	$(1.59)
Weighted average shares:
Basic	498,008	509,738	510,945
Diluted	509,667	517,513	510,945
Cash dividends declared per share	$0.24	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income (loss)	$520,831	$21,151	$(811,400)
Other comprehensive income (loss), net of tax:
Net change in unrealized loss on marketable securities	(1,521)	(145)	(4,424)
Net change in unrealized gain on auction rate securities	—	—	2,274
Net change in unrealized gain (loss) on cash flow hedges	(824)	963	1,047
Other comprehensive income (loss), net of tax	(2,345)	818	(1,103)
Comprehensive income (loss), net of tax	$518,486	$21,969	$(812,503)
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at January 31, 2015	515,037	$1,030	$3,099,548	$308	$2,045,203	$5,146,089
Issuance of ordinary shares in connection with equity incentive plans	12,235	24	80,690	—	—	80,714
Tax withholdings related to net share settlement of restricted stock units	—	—	(24,355)	—	—	(24,355)
Share-based compensation	—	—	133,766	—	—	133,766
Tax benefit from employee stock transactions	—	—	108	—	—	108
Repurchase of common stock	(19,700)	(39)	(260,836)	—	—	(260,875)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(122,821)	(122,821)
Net loss	—	—	—	—	(811,400)	(811,400)
Other comprehensive loss	—	—	—	(1,103)	—	(1,103)
Balance at January 30, 2016	507,572	1,015	3,028,921	(795)	1,110,982	4,140,123
Issuance of ordinary shares in connection with equity incentive plans	11,826	24	74,192	—	—	74,216
Tax withholdings related to net share settlement of restricted stock units	—	—	(16,679)	—	—	(16,679)
Share-based compensation	—	—	113,402	—	—	113,402
Tax benefit from employee stock transactions	—	—	(24)	—	—	(24)
Repurchase of common stock	(13,303)	(27)	(183,037)	—	—	(183,064)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(122,292)	(122,292)
Net income	—	—	—	—	21,151	21,151
Other comprehensive gain	—	—	—	818	—	818
Balance at January 28, 2017	506,095	1,012	3,016,775	23	1,009,841	4,027,651
Issuance of ordinary shares in connection with equity incentive plans	21,278	42	180,260	—	—	180,302
Tax withholdings related to net share settlement of restricted stock units	—	—	(26,840)	—	—	(26,840)
Share-based compensation	—	—	87,140	—	—	87,140
Repurchase of common stock	(31,460)	(63)	(526,012)	—	—	(526,075)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(119,251)	(119,251)
Cumulative effect of stock compensation accounting change - see Note 2	—	—	1,969	—	(1,969)	—
Net income	—	—	—	—	520,831	520,831
Other comprehensive loss	—	—	—	(2,345)	—	(2,345)
Balance at February 3, 2018	495,913	$991	$2,733,292	$(2,322)	$1,409,452	$4,141,413
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income (loss)	$520,831	$21,151	$(811,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83,487	107,851	100,176
Share-based compensation	86,689	113,970	133,779
Amortization and write-off of acquired intangible assets	3,570	10,641	12,688
Restructuring related impairment charges (gain)	(4,561)	52,581	16,032
Loss (gain) from investments in privately-held companies	(2,501)	—	3,503
Amortization of premium /discount on available-for-sale securities	995	3,319	8,112
Other non-cash expense (income), net	1,324	(3,312)	2,196
Excess tax benefits from share-based compensation	—	(37)	(26)
Deferred income taxes	19,825	44,637	6,096
Gain on sale of property and equipment	(743)	—	—
Gain on sale of discontinued operations	(88,406)	—	—
Gain on sale of business	(5,254)	—	—
Changes in assets and liabilities:
Accounts receivable	54,989	(12,084)	97,655
Inventories	(12,160)	29,325	90,586
Prepaid expenses and other assets	12,494	1,825	(23,209)
Accounts payable	(16,613)	(28,153)	(105,898)
Accrued liabilities and other non-current liabilities	(62,360)	3,763	(15,202)
Carnegie Mellon University accrued litigation settlement	—	(736,000)	736,000
Accrued employee compensation	(11,936)	18,016	(33,338)
Deferred income	(8,557)	14,072	(12,398)
Net cash provided by (used in) operating activities	571,113	(358,435)	205,352
Cash flows from investing activities:
Purchases of available-for-sale securities	(835,494)	(489,856)	(1,056,045)
Sales of available-for-sale securities	306,822	616,697	991,657
Maturities of available-for-sale securities	426,341	239,557	311,843
Return of investment from (in) privately-held companies	6,089	16	(41)
Purchases of time deposits	(300,000)	(275,000)	—
Maturities of time deposits	300,000	125,000	—
Purchases of technology licenses	(6,587)	(10,309)	(8,236)
Purchases of property and equipment	(38,551)	(44,510)	(37,255)
Proceeds from sales of property and equipment	12,559	—	10,007
Purchases of equipment previously leased	—	—	(10,240)
Net proceeds from sale of discontinued operations	165,940	—	—
Net proceeds from sale of business	2,402	—	—
Net cash provided by investing activities	39,521	161,595	201,690
Cash flows from financing activities:
Repurchases of common stock	(527,574)	(181,564)	(260,875)
Proceeds from employee stock plans	180,302	74,219	80,717
Minimum tax withholding paid on behalf of employees for net share settlement	(26,840)	(16,683)	(24,358)
Dividend payments to shareholders	(119,251)	(122,292)	(122,821)
Payments on technology license obligations	(28,503)	(20,965)	(12,528)
Excess tax benefits from share-based compensation	—	37	26
Payment of equity and debt financing costs	(14,378)	—	—
Net cash used in financing activities	(536,244)	(267,248)	(339,839)
Net increase (decrease) in cash and cash equivalents	74,390	(464,088)	67,203
Cash and cash equivalents at beginning of the year	814,092	1,278,180	1,210,977
Cash and cash equivalents at end of the year	$888,482	$814,092	$1,278,180
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation
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
Basis of Presentation
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2018 is a 53-week year. Fiscal 2017 and 2016 each had a 52-week period.
During the first fiscal quarter of 2018, the Company recorded certain out-of-period adjustments of $4.7 million related to revenue-related accruals and $3.2 million related to other expenses. The net effect of these out-of-period adjustments resulted in a $7.9 million increase in income from continuing operations for the year ended February 3, 2018, an increase in basic earnings per share from continuing operations of $0.02 per share, and an increase in diluted earnings per share from continuing operations of $0.02 per share, as well as contributing to the increase in revenue and gross margin for the year ended February 3, 2018.
On November 19, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Cavium, Inc. ("Cavium"), pursuant to which a subsidiary of the Company will merge with and into Cavium, with Cavium surviving and becoming a wholly-owned indirect subsidiary of the Company (the “Merger”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Merger is primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions.
Pursuant to the Merger Agreement, the Company will issue 2.1757 common shares and pay $40.00 per share in cash, without interest, for each share of Cavium common stock. The exchange ratio was based on a purchase price of $80 per share, using the Company's undisturbed price prior to November 3, when media reports of the transaction first surfaced. This represents a transaction value of approximately $6 billion. The merger consideration will be financed by a mix of cash, new debt financing and issuance of the Company’s common stock.
The Company intends to fund the cash consideration with a combination of cash on hand from the combined companies and $1.75 billion in debt financing. The Company has obtained commitments consisting of an $850 million bridge loan commitment and a $900 million committed term loan from Goldman Sachs Bank USA and Bank of America Merrill Lynch, in each case subject to customary terms and conditions. In addition, in connection with the Merger, the Company plans to obtain a $500 million revolving credit facility, borrowings under which will be used for general corporate purposes of the Company and its subsidiaries. The transaction is not subject to any financing condition. The Company has recorded $17.6 million of associated deferred debt and equity financing costs on the accompanying consolidated balance sheet as of February 3, 2018.
The transaction is expected to close in mid-calendar 2018, subject to customary closing conditions, including, without limitation: (i) the required approval by Cavium shareholders and the Company’s shareholders, which was obtained on March 16, 2018; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 26, 2018, (iii) the receipt of Committee on Foreign Investment in the U.S. ("CFIUS") approval, and (iv) the receipt of certain other foreign regulatory approvals. In certain circumstances, a termination fee of up to $180 million may be payable by the Company or Cavium upon termination of the transaction, as more fully described in the Merger Agreement.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Significant Accounting Policies
Discontinued Operations
In connection with the plan the Company announced in November 2016 to restructure its operations to refocus its research and development, increase operational efficiency and improve profitability, the Company also planned to divest certain businesses. As of February 3, 2018, three businesses were divested and are classified as discontinued operations (see "Note 3 - Discontinued Operations"). As required, the Company has retrospectively recast its consolidated statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. The Company has not segregated the cash flows of these businesses in the consolidated statements of cash flows. Management was also required to make certain assumptions and apply judgment to determine historical expenses related to the discontinued operations presented in prior periods. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements refers to the Company’s continuing operations.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the U.S. dollar.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, time deposits, U.S. government and agency debt, municipal debt securities, corporate debt securities and money market funds.
Investments
The Company’s marketable investments are classified as available-for-sale and are reported at fair value. The Company determines any realized gains or losses on the sale of available-for-sale securities on a specific identification method, and such gains and losses are recorded as a component of interest and other income, net. Unrealized gains and losses of the available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income. Time deposits with maturities greater than 90 days, but less than one year, are classified in short-term investments as held-to-maturity since the Company has both the intent and ability to hold them to maturity.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Derivative Financial Instruments
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that are not designated as hedges must be adjusted to fair value through earnings.
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
The Company’s accounts receivable was concentrated with three customers at February 3, 2018, who represented 22%, 17%, and 16% of gross accounts receivable, respectively, compared with four customers at January 28, 2017, who represented 27%, 15%, 14%, and 11% of gross accounts receivable, respectively. This presentation is at the customer consolidated level.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Customer:
Western Digital*	20%	21%	19%
Toshiba	14%	14%	**%
Seagate	11%	9%	14%
Distributor:
Wintech	10%	10%	**%

* The percentage of net revenues reported for Western Digital for fiscal year 2018 and fiscal year 2017 includes net revenue of SanDisk, which became a subsidiary of Western Digital in fiscal 2017.
** Less than 10% of net revenue
The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.
Inventories
Inventory is stated at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. The total carrying value of the Company’s inventory is reduced for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is less than currently forecasted, the Company may be required to write inventory down below the current carrying value. Once the carrying value of inventory is reduced, it is maintained until the product to which it relates to is sold or otherwise disposed of. Inventoriable shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations.
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
Goodwill
Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually on the last business day of the fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or the Company may determine to proceed directly to the quantitative impairment test.
If the Company assesses qualitative factors and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company determines not to use the qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has identified that its business operates as a single operating segment with two components (Storage, and Networking & Connectivity), which it has concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. As part of a restructuring announced in November 2016 (see “Note 4 - Restructuring and Other Related Charges”), the former Smart Networked Devices and Solutions component was renamed Networking & Connectivity. An impairment exists if the fair value of the reporting unit is lower than its net book value. If the carrying value of the reporting unit is lower than its net book value, then the Company would record an impairment loss for the difference in the fiscal quarter in which the determination is made.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets and Intangible Assets
The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company estimates the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 9 — Goodwill and Acquired Intangible Assets, Net” for further details regarding impairment of acquisition-related identified intangible assets.
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
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded $0.2 million, $0.5 million and $5.1 million of advertising costs for fiscal 2018, 2017 and 2016, respectively, included in selling and marketing expenses in the consolidated statement of operations.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of time-based stock option and stock purchase awards on the date of grant using the Black Scholes option-pricing model. The fair value of TSR awards is estimated on the date of grant using a Monte Carlo simulation model since the award is indexed to the price of the Company’s common stock as set forth under the terms of the award. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service period. The Black Scholes and Monte Carlo models incorporate various highly subjective assumptions including expected term of awards, expected future stock price volatility, expected dividend yield and risk-free interest rate.
In developing estimates used to calculate assumptions, the Company establishes the expected term for employee stock options based on historical settlement experience and after giving consideration to vesting schedules. Assumptions for stock option exercises are stratified by two employee groups and one employee/non-employee group with sufficiently distinct behavior patterns. Expected volatility was developed based on historical stock price volatility. The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the grant date of the option.
The fair value of each restricted stock unit is estimated based on the market price of the Company’s common shares on the date of grant less the expected dividend yield.
Forfeitures are recorded when they occur. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.
Comprehensive Income (Loss)
Comprehensive income (loss), net of tax is comprised of net income and net change in unrealized gains and losses, on available-for-sale securities, auction rate securities and cash flow hedges. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets, consists of net unrealized gains and losses on available-for-sale securities and cash flow hedges, net of tax.
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
Warranty
The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair or replacement upon shipment of the product. The Company’s products carry a standard one-year warranty, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The warranty accrual is primarily estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. From time to time, the Company becomes aware of specific warranty situations, and it records specific accruals to cover these exposures. Warranty expenses were not material in fiscal 2018, 2017 and 2016.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In July 2015, the FASB issued an amendment to its guidance regarding the subsequent measurement of inventory. Historically, inventory was measured at the lower of cost or market. Market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Under the amended guidance, inventory is to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. This standard was effective for annual and interim reporting periods beginning after December 15, 2016. Adoption of this guidance on a prospective basis in the Company's first quarter of fiscal 2018 did not have a material effect on the consolidated financial statements.
In March 2016, the FASB issued new guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This replaced the previous guidance which requires tax benefits that exceed compensation cost (‘windfalls’) to be recognized in additional paid in capital. It also eliminates the need to maintain a “windfall pool,” and removes the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance also changed the cash flow presentation of excess tax benefits, classifying them as operating activities consistent with other cash flows related to income taxes. The guidance was effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of the standard did not have a material effect on the consolidated financial statements in the Company's first quarter of fiscal year 2018.  Previously, the Company had disclosed its determination to account for forfeitures based on estimated forfeiture rate. However, based on further analysis of the potential prospective effects on the financial statements, and based on management’s use of such measures in GAAP and non-GAAP financial analysis, the Company subsequently elected to adopt the standard by recognizing forfeitures as incurred. As such, the Company applied the modified retrospective method of adoption for forfeitures in accordance with the guidance and recorded $2.0 million cumulative effect adjustment to retained earnings. The Company elected to adopt the cash flow statement presentation of excess tax benefits on a prospective basis as allowed by the new guidance.
In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. This guidance eliminates Step 2 from the goodwill impairment test i.e. determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying value of goodwill, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance was effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted this guidance beginning in the first quarter of fiscal 2018. The adoption of this guidance had no effect on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard will require an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for certain costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenue and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. This update will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company will adopt the standard on a modified retrospective basis, with the cumulative effect recognized in retained earnings at the date of adoption. Based on the Company’s assessment of this accounting standard, a change in revenue recognition timing on its component sales made to distributors will be made in the first quarter of fiscal year 2019. The Company will recognize revenue when the Company transfers control to the distributor rather than deferring recognition until the distributor sells the components. In addition, the Company established appropriate accruals for the variable consideration aspect of sales to distributors, estimated based on historical experience, including estimates for price discounts, price protection, rebates, and stock rotation programs.  On the date of initial adoption, the Company will remove the deferred income on component sales made to distributors and record estimates of the accruals for variable consideration through a cumulative adjustment to retained earnings. The Company expects the net impact to the opening balance of retained earnings related to the adoption of the new standard to be in the range of $25.0 million to $40.0 million.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.
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
In October 2016, the FASB issued new guidance that simplifies the accounting for the income tax effects of intra-entity transfers and will require companies to recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous guidance required companies to defer the income tax effects of intra-entity transfers of assets until the asset had been sold to an outside party or otherwise recognized. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.
In November 2016, the FASB issued new guidance that requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.
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

Note 3 — Discontinued Operations
In November 2016, the Company announced a plan to restructure its operations to refocus its research and development, increase operational efficiency and improve profitability. As part of these actions, the Company began an active program to locate buyers for several businesses. The Company concluded that the divestitures of these businesses represented a strategic shift that has a major effect on the Company’s operations and financial results. These businesses were deemed not to align with the Company’s core business. The Company classified these businesses as discontinued operations for all periods presented in its consolidated financial statements.
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
In May 2017, the Company sold the assets of a second business, the LTE thin-modem operations. The transaction closed on May 18, 2017.  Based on the terms of the agreement, the Company received sale consideration of $52.9 million. The sale consideration included $3.6 million related to the Company's tax withholding liability paid by the buyer to tax authorities. The divestiture resulted in a pre-tax gain on sale of $34.0 million, which is included in income from discontinued operations in the consolidated statements of operations.
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
The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the disposal group classified as held for sale that are presented separately in the consolidated balance sheets (in thousands):

	February 3, 2018	January 28, 2017
Current assets held for sale:
Inventory	$—	$9,281
Property and equipment, net	—	5,270
Goodwill	—	36,636
Acquired intangible assets, net	—	3,799
Other	—	1,490
Current assets held for sale for discontinued operations	—	56,476
Other assets held for sale
Property and equipment, net	30,767	601
Total assets of the disposal group classified as held for sale	$30,767	$57,077
Current liabilities held for sale:
Deferred Income	$—	$5,818
Total liabilities of the disposal group classified as held for sale	$—	$5,818
Other assets held for sale as of February 3, 2018 consist of a building and land.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income (loss) from discontinued operations presented separately in the consolidated statement of operations (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net revenue	$94,137	$115,437	$123,332
Cost of goods sold	47,499	72,764	88,616
Gross Profit	46,638	42,673	34,716
Operating expenses:
Research and development	34,530	88,538	99,603
Selling, general and administrative	6,925	6,415	6,442
Total operating expenses	41,455	94,953	106,045
Income (loss) from discontinued operations before income taxes	5,183	(52,280)	(71,329)
Gain from sale of discontinued operations	88,406	—	—
Provision for income taxes	5,900	1,390	1,630
Net income (loss) from discontinued operations	$87,689	$(53,670)	$(72,959)
Non-cash operating amounts reported for discontinued operations include share-based compensation expense of $1.6 million, $12.6 million and $11.0 million in fiscal 2018, 2017 and 2016, respectively. Depreciation, amortization and capital expenditures are not material. The proceeds from sale of the Multimedia business of $93.7 million, proceeds from sale of the LTE thin-modem business of $49.2 million and proceeds from sale of the Broadband business of $23.0 million are classified in investing activities for fiscal 2018, and the gain on sale of such business is presented in operating activities in the consolidated statements of cash flows. Due to the Company's transfer pricing arrangements, the Company generates income in most jurisdictions in which it operates, regardless of a loss that may exist on a consolidated basis. In addition, the Company recognized a tax expense of $0.5 million on the sale of its Multimedia business for fiscal 2018, and a tax expense of $4.5 million on the sale of its LTE thin-modem business for fiscal 2018. As such, the Company has reflected a tax expense of $5.9 million, $1.4 million, and $1.6 million for fiscal 2018, 2017, and 2016, respectively, attributable to discontinued operations.

Note 4 — Restructuring and Other Related Charges
The following table provides a summary of restructuring and other related charges as presented in the Consolidated Statements of Operations (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cost of goods sold	$—	$—	$10,292
Restructuring related charges	5,250	96,801	53,251
	$5,250	$96,801	$63,543

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of charges recorded by the Company related to the restructuring actions (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Severance and related costs	$8,247	$32,650	$43,926
Facilities and related costs	1,692	6,587	1,407
Loss on early contract termination	—	—	1,644
Other exit-related costs	2,082	5,452	534
	12,021	44,689	47,511
Release of reserves:
Severance	(1,612)	(86)	—
Facilities and related costs	(258)	—	—
Other exit-related costs	(340)	(383)	—

Impairment and write-off of assets & restructuring (gain):
Prepaid deposit	—	45,000	—
Inventory	—	—	8,046
Technology licenses	174	629	1,250
Equipment and other	(489)	6,952	6,736
Building sale	(4,246)	—	—
	$5,250	$96,801	$63,543
Fiscal 2018. The Company recorded $5.3 million of restructuring and other related charges in fiscal 2018 in continuation of the restructuring plan announced in November 2016 as described in Note 3 - Discontinued Operations. Total cumulative charges recorded through the end of fiscal 2018 related to this restructuring action were $95.6 million. As of February 3, 2018, the Company has substantially completed its restructuring actions that were contemplated in the original November 2016 announcement, and does not expect the remaining restructuring charges under this plan to be material.
Fiscal 2017.   The Company recorded $96.8 million of restructuring and other related charges in fiscal 2017, which included costs associated with severance, asset impairment, lease termination fees and other costs.
The Company recorded restructuring and other related charges of $90.3 million in fiscal 2017 related to this restructuring plan announced in November 2016. The charges included $32.6 million of severance benefits, $5.5 million of other exit-related costs primarily related to contract cancellation penalties, $1.9 million of costs related to closing certain facilities, $45.0 million to fully impair a nonrefundable deposit due to the non-utilization of the related contract, and $5.4 million for the impairment of equipment and technology licenses.
In connection with the restructuring of its mobile platform business in September 2015, substantially all of the remaining activities expected to be completed in the first half of fiscal 2017 were completed. As a result, the Company recorded a charge of $1.9 million in fiscal 2017, which included $2.2 million primarily for the write off of all remaining mobile-related equipment that was previously classified as held for sale that was offset by a net credit of $0.3 million, mainly due to the release of a reserve related to the loss on contract termination previously recognized in fiscal 2016. Total cumulative charges recorded through the end of fiscal 2018 related to this restructuring action were $46.4 million, which included $28.1 million of severance benefits, a $1.3 million loss on early contract termination, $8.8 million for impairment of technology licenses and certain equipment, $0.2 million related to facility closures and an $8.0 million write down of inventory. The total cumulative charges were lower than the original estimate of $100 million to $130 million primarily due to the Company’s decision to retain approximately 140 mobile employees to support the remaining mobile business than it originally anticipated and certain equipment planned for disposal was subsequently determined to have alternative use. The Company also offered retention bonuses to another 128 mobile employees to remain through the ramp down of certain operations. Their benefit packages were recognized ratably over the employees’ remaining service periods through the first half of fiscal 2017.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	November 2016 Restructuring			Mobile & Other Prior Restructuring
	Severance and related costs	Facilities and related costs	Other exit-related costs	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at January 30, 2016	$—	$—	$—	$1,155	$1,043	$1,644	$3,842
Restructuring charges - continuing operations	32,635	1,872	5,452	15	4,715	—	44,689
Release of reserves - continuing operations	—	—	—	(86)	—	(383)	(469)
Restructuring charges - discontinued operations	8,385	—	—	—	—	—	8,385
Net cash payments	(24,065)	(110)	(829)	(1,082)	(5,112)	(1,261)	(32,459)
Exchange rate adjustment	45	1	2	(2)	65	—	111
Balance at January 28, 2017	17,000	1,763	4,625	—	711	—	24,099
Restructuring charges - continuing operations	8,247	1,692	2,082	—	—	—	12,021
Release of reserves - continuing operations	(1,612)	(258)	(340)	—	—	—	(2,210)
Restructuring charges - discontinued operations	7,015	9	3,560	—	—	—	10,584
Net cash payments	(29,996)	(2,744)	(11,364)	—	(711)	—	(44,815)
Other	—	—	1,992	—	—	—	1,992
Balance at February 3, 2018	654	462	555	—	—	—	1,671
Less: non-current portion	—	(59)	—	—	—	—	(59)
Current portion	$654	$403	$555	$—	$—	$—	$1,612
The remaining severance represents termination benefits determined to have been established under a substantive ongoing benefit arrangement for which payment was considered probable due to the timing of notification to certain additional employee groups after the end of fiscal 2018 and is expected to be paid in fiscal 2019. Severance charges of $7.0 million and $8.4 million for fiscal 2018 and fiscal 2017, respectively, relate to discontinued operations and have been included in income (loss) from discontinued operations, net of tax, in the Company's consolidated statements of operations. Other exit-related costs of $3.6 million for fiscal 2018 relate to discontinued operations and have been included in income (loss) from discontinued operations in the Company's consolidated statements of operations. The balance at February 3, 2018 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2020. Other exit-related costs are expected to be paid in fiscal 2019.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	February 3, 2018	January 28, 2017
Cash and cash equivalents:
Cash	$620,907	$651,953
Cash equivalents:
Money market funds	18,503	36,122
Time deposits	65,117	67,000
U.S. government and agency debt	51,589	17,497
Foreign government and agency debt	—	1,500
Municipal debt securities	5,290	8,740
Corporate debt securities	127,076	31,280
Cash and cash equivalents	$888,482	$814,092

	February 3, 2018	January 28, 2017
Provision for sales returns and allowances:
Sales returns	$1,516	$470
Doubtful accounts	984	914
	$2,500	$1,384

	February 3, 2018	January 28, 2017
Inventories:
Work-in-process	$103,711	$109,362
Finished goods	66,328	61,480
Inventories	$170,039	$170,842
Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s consolidated balance sheet. The amount of inventory held at third-party logistics providers was $18.7 million and $26.5 million at February 3, 2018 and January 28, 2017, respectively.

	February 3, 2018	January 28, 2017
Property and equipment, net:
Machinery and equipment	$535,416	$589,280
Land, buildings, and leasehold improvements	247,675	296,800
Computer software	98,253	99,186
Furniture and fixtures	21,139	23,978
	902,483	1,009,244
Less: Accumulated depreciation	(700,261)	(765,847)
Property and equipment, net	$202,222	$243,397
The Company recorded depreciation expense of $49.2 million, $82.4 million and $73.8 million for fiscal 2018, 2017 and 2016, respectively.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3, 2018	January 28, 2017
Other non-current assets:
Technology and other licenses	$87,536	$53,254
Deferred tax assets	20,633	26,608
Deferred debt and equity financing costs	17,622	—
Investments in privately-held companies	2,200	5,787
Prepaid land use rights	8,588	12,810
Deposits	3,504	3,756
Long-term investments	—	4,615
Other	8,717	11,109
Other non-current assets	$148,800	$117,939
Deferred debt and equity financing costs relate to the plan of merger described further in Note 1 - Basis of Presentation. Amortization of technology and other licenses was $34.3 million, $25.5 million and $26.4 million in fiscal 2018, 2017 and 2016, respectively.

	February 3, 2018	January 28, 2017
Accrued liabilities:
Technology license obligations	$28,488	$21,905
Accrued royalties	11,860	17,349
Accrued rebates	9,292	26,095
Accrued legal related expenses	13,050	7,727
Unsettled investment trades (1)	4,497	15,371
Restructuring liabilities	1,612	23,150
Other	18,159	31,894
Accrued liabilities	$86,958	$143,491
(1) Unsettled investment trades represent amounts owed to third parties for investment purchases for which cash settlement has not occurred.

	February 3, 2018	January 28, 2017
Deferred income:
Deferred revenue	$81,896	$87,968
Deferred cost of goods sold	(20,659)	(23,992)
Deferred income	$61,237	$63,976

	February 3, 2018	January 28, 2017
Other non-current liabilities:
Deferred tax liabilities	$52,204	$38,777
Technology license obligations	34,060	14,949
Long-term accrued employee compensation	1,029	4,075
Other	1,463	6,136
Other non-current liabilities	$88,756	$63,937

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss):
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities (1)	Unrealized Gain (Loss) on Cash Flow Hedges (2)	Total
Balance at January 30, 2016	$(656)	$(139)	$(795)
Other comprehensive income before reclassifications	1,766	1,496	3,262
Amounts reclassified from accumulated other comprehensive loss	(1,911)	(533)	(2,444)
Net current-period other comprehensive income (loss), net of tax	(145)	963	818
Balance at January 28, 2017	(801)	824	23
Other comprehensive income (loss) before reclassifications	(1,460)	2,341	881
Amounts reclassified from accumulated other comprehensive income (loss)	(61)	(3,165)	(3,226)
Net current-period other comprehensive loss, net of tax	(1,521)	(824)	(2,345)
Balance at February 3, 2018	$(2,322)	$—	$(2,322)
(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.
(2) The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive income (loss) are recorded in operating expenses. See "Note 7- Derivative Financial Instruments" for additional information on the affected line items in the consolidated statement of operations.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Interest and other income, net:
Interest income	$17,381	$13,198	$15,982
Net realized gain (loss) on investments	(2,777)	1,500	(1,473)
Gain on sale of business	5,254	—	—
Currency remeasurement gain (loss)	(28)	1,746	6,655
Other income (loss)	2,364	946	(2,773)
Interest expense	(685)	(368)	(706)
	$21,509	$17,022	$17,685
Consolidated Statements of Cash Flows

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Supplemental cash flow information:
Cash paid for interest	$746	$363	$703
Cash paid for income taxes, net	$11,401	$17,032	$13,363
Non-Cash Investing and Financing Activities:
Purchase of software and intellectual property under license obligations	$59,803	$27,081	$13,800
Unsettled trade receivable of available-for-sale securities	$—	$7,742	$53,749
Unsettled trade payable of available-for-sale securities	$4,497	$15,371	$—
Unpaid purchase of property and equipment at end of year	$5,595	$2,547	$9,069
Unpaid repurchases of our common shares	$—	$1,499	$—
Unpaid equity and debt financing costs	$3,244	$—	$—

Note 6 — Investments
The following tables summarize the Company’s investments (in thousands):

	February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$248,336	$49	$(644)	$247,741
Foreign government and agency debt	7,004	—	(17)	6,987
Municipal debt securities	2,734	—	(6)	2,728
Corporate debt securities	504,609	469	(1,999)	503,079
Asset backed securities	42,429	3	(177)	42,255
Held-to-Maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	955,112	521	(2,843)	952,790
Total investments	$955,112	$521	$(2,843)	$952,790

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$185,584	$86	$(283)	$185,387
Foreign government and agency debt	13,425	—	(50)	13,375
Municipal debt securities	27,916	4	(49)	27,871
Corporate debt securities	432,603	281	(776)	432,108
Asset backed securities	45,541	33	(47)	45,527
Held-to-Maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	855,069	404	(1,205)	854,268
Long-term investments:
Available-for-sale:
Auction rate securities	4,615	—	—	4,615
Total long-term investments	4,615	—	—	4,615
Total investments	$859,684	$404	$(1,205)	$858,883
Short-term, highly liquid investments of $267.6 million and $162.1 million as of February 3, 2018 and January 28, 2017, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not included in the tables above because the gross unrealized gains and losses were immaterial as the carrying values approximate fair value because of the short term maturity of such investments.
Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following table (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Gross realized gains	$186	$2,047	$1,654
Gross realized losses	(2,963)	(547)	(1,923)
Impairment loss	—	—	(1,204)
Total net realized gains (losses)	$(2,777)	$1,500	$(1,473)
The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	February 3, 2018		January 28, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$554,247	$553,866	$423,151	$423,058
Due between one and five years	400,866	398,924	423,669	422,995
Due over five years	—	—	12,864	12,830
	$955,113	$952,790	$859,684	$858,883
For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$148,538	$(298)	$51,332	$(346)	$199,870	$(644)
Foreign government and agency debt	3,993	(1)	2,994	(16)	6,987	(17)
Municipal debt securities	1,969	(6)	—	—	1,969	(6)
Corporate debt securities	253,380	(1,514)	46,805	(485)	300,185	(1,999)
Asset backed securities	37,636	(145)	2,167	(32)	39,803	(177)
Total securities	$445,516	$(1,964)	$103,298	$(879)	$548,814	$(2,843)

	January 28, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$94,064	$(283)	$—	$—	$94,064	$(283)
Foreign government and agency debt	11,875	(48)	1,499	(2)	13,374	(50)
Municipal debt securities	17,450	(47)	1,248	(2)	18,698	(49)
Corporate debt securities	199,382	(751)	16,063	(25)	215,445	(776)
Asset backed securities	16,754	(47)	—	—	16,754	(47)
Total securities	$339,525	$(1,176)	$18,810	$(29)	$358,335	$(1,205)

Note 7 — Derivative Financial Instruments
The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments. There were no outstanding forward contracts at the year ended February 3, 2018. The notional amounts of outstanding forward contracts was $63.5 million at January 28, 2017 and consisted of Israeli shekel buy contracts.
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
The following table provides information about gains (losses) associated with our derivative financial instruments (in thousands):

	Location of Gains (Losses) in Statement of Operations	Amount of Gains (Losses) in Statement of Operations for the Year Ended
		February 3, 2018	January 28, 2017	January 30, 2016
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$3,223	$737	$(390)
	Selling, general and administrative	723	101	(31)
		$3,946	$838	$(421)
The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive income (loss) are presented in the following table (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
Affected Line Item in the Statement of Operations	February 3, 2018	January 28, 2017	January 30, 2016
Operating costs and expenses:
Cash flow hedges:
Research and development	$2,564	$467	$48
Selling, general and administrative	601	66	16
Total	$3,165	$533	$64
The portion of gains (losses) excluded from the assessment of hedge effectiveness is included in interest and other income, net, were not material in fiscal 2018, 2017 and 2016. The Company did not have hedge ineffectiveness from derivative financial instruments in fiscal 2018, 2017 and 2016. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

Note 8 — Fair Value Measurements
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
The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at February 3, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$18,503	$—	$—	$18,503
Time deposits	—	65,117	—	65,117
U.S. government and agency debt	51,589	—	—	51,589
Municipal debt securities	—	5,290	—	5,290
Corporate debt securities	—	127,076	—	127,076
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	247,741	—	—	247,741
Foreign government and agency debt	—	6,987	—	6,987
Municipal debt securities	—	2,728	—	2,728
Corporate debt securities	—	503,079	—	503,079
Asset backed securities	—	42,255	—	42,255
Other non-current assets:
Severance pay fund	—	896	—	896
Total assets	$317,833	$903,428	$—	$1,221,261

	Fair Value Measurements at January 28, 2017
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$36,122	$—	$—	$36,122
Time deposits	—	67,000	—	67,000
U.S. government and agency debt	17,497	—	—	17,497
Foreign government and agency debt	—	1,500	—	1,500
Municipal debt securities	—	8,740	—	8,740
Corporate debt securities	—	31,280	—	31,280
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	185,387	—	—	185,387
Foreign government and agency debt	—	13,375	—	13,375
Municipal debt securities	—	27,871	—	27,871
Corporate debt securities	—	432,108	—	432,108
Asset backed securities	—	45,527	—	45,527
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	735	—	735
Long-term investments:
Auction rate securities	—	—	4,615	4,615
Other non-current assets:
Severance pay fund	—	736	—	736
Total assets	$239,006	$778,872	$4,615	$1,022,493
Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$58	$—	$58

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in fair values for Level 3 assets for the years ended February 3, 2018 and January 28, 2017 (in thousands):

Level 3
Changes in fair value during the year (pre-tax):
Balance at January 30, 2016	$11,296
Sales, redemption and settlement	(6,681)
Unrealized gain included in accumulated other comprehensive income	—
Balance at January 28, 2017	4,615
Sales, redemption and settlement	(4,550)
Realized loss	(65)
Balance at February 3, 2018	$—
There were no transfers of assets between levels in either fiscal 2018 or 2017.

Note 9 — Goodwill and Acquired Intangible Assets, Net
Goodwill
The Company has identified that its business operates as a single operating segment with two components that it has concluded can be aggregated into a single reporting unit. In connection with the restructuring plan the Company announced in November 2016 (see “Note 4 - Restructuring and Other Related Charges”), its Board of Directors approved a plan to sell certain businesses that are classified and reported in the consolidated statement of operations as discontinued operations. As a result, goodwill was allocated to these businesses based on relative fair value since each represents a portion of the Company’s reporting unit (see "Note 3 - Discontinued Operations"), and was eliminated upon divestiture in fiscal year 2018. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2018 did not result in any impairment charge.
There was no activity from acquisitions recorded to goodwill in fiscal 2018 and 2017. There was activity from divestitures that affected goodwill in fiscal 2018 and 2017 as described above.
Acquired Intangible Assets, Net
The carrying amounts of acquired intangible assets are as follows (in thousands):

		February 3, 2018			January 28, 2017
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Total acquired intangible assets from continuing operations, net:
Purchased and core technology	4 - 8 years	$25,798	$(25,798)	$—	$25,798	$(22,227)	$3,571
Intangible assets, along with the related accumulated amortization, are removed from the table above after the end of the fiscal year they become fully amortized. The entire gross value of the acquired intangible assets were fully amortized as of February 3, 2018, and the Company did not acquire any intangibles during fiscal year 2018.

Note 10 — Commitments and Contingencies
Warranty Obligations
The Company’s products carry a standard one-year warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The Company’s warranty expense has not been significant in the periods presented.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
The Company leases some of its facilities, equipment and computer aided design software under non-cancelable operating leases. Rent expense, net of sublease income for fiscal 2018, 2017, and 2016 was approximately $16.8 million, $23.7 million and $23.8 million, respectively. The Company also purchases certain intellectual property under technology license obligations. Future minimum lease payments, net of estimated sublease income, and payments under technology license obligations as of February 3, 2018, are presented in the following tables (in thousands):

Fiscal Year	Minimum Operating Lease Payments
2019	$27,200
2020	20,918
2021	8,688
2022	7,880
2023	7,729
Thereafter	5,451
Total future minimum lease payments	$77,866

Fiscal Year	Technology License Obligations
2019	$34,250
2020	29,605
2021	7,358
Total future minimum lease payments	$71,213
Less: amount representing interest	(1,493)
Present value of future minimum payments	69,720
Less: current portion	(25,998)
Non-current portion	$43,722
Technology license obligations include the liabilities under agreements for technology licenses between the Company and various vendors.
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of February 3, 2018, these foundries had incurred approximately $145.6 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies
The Company and certain of its subsidiaries are currently parties to various legal proceedings and claims, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. The Company is also engaged in other legal proceedings and claims not described below, which arise in the ordinary course of its business. The Company is currently unable to predict the final outcome of these proceedings and claims and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation, particularly patent litigation, could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.
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
On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss. The hearing on the motions to dismiss took place on July 29, 2016 and the court took the matter under submission. On October 12, 2016, the Court granted Defendants’ motions to dismiss with leave to amend and granted lead plaintiff 30 days to file an amended complaint. The parties agreed that the plaintiffs shall file and serve an amended complaint by November 28, 2016. Plaintiffs filed and served the amended complaint on November 28, 2016. The Initial Case Management Conference took place on January 12, 2017. Marvell and co-defendants filed separate Motions to Dismiss on January 17, 2017. A hearing on the Motion to Dismiss took place on May 4, 2017 and, on May 17, 2017, the Court granted the Motion to Dismiss as to Rashkin and Nagesh and denied the Motion to Dismiss as to Sutardja and Marvell. On August 2, 2017, Lead Plaintiff filed a motion for class certification. On October 27, 2017, after a hearing on October 26, 2017, the Court certified a class of persons or entities that acquired Marvell stock during the period from February 19, 2015 to December 7, 2015. The Court set a deadline of December 29, 2017 for the conclusion of fact discovery.
In early December 2017, an initial proposal for a monetary settlement of the case was tendered to the Company by plaintiffs' counsel. Negotiations regarding the conditions of a proposed settlement continued until December 19, 2017 when Lead Plaintiff Plumbers and Pipefitters National Pension Fund and the remaining defendants entered into a written settlement agreement that is subject to the Court’s approval and provides for class-wide releases in exchange for a payment by the Company of $72.5 million, which the Company placed into escrow in connection with the Court’s preliminary approval of the class settlement. In the settlement agreement, the defendants expressly deny all charges of wrongdoing or liability against them arising out of any of the conduct alleged in the litigation and state that they determined that having taken into account the uncertainty and risks inherent in any litigation, especially in complex cases such as this, it is desirable and beneficial to them that the litigation be fully and finally settled. The settlement agreement was preliminarily approved by the Court on December 21, 2017, and the final settlement approval hearing has been scheduled for April 17, 2018. The settlement amount plus associated legal fees totaling $74.4 million is included in "Litigation settlement" in the accompanying consolidated statement of operations as of the fiscal year ended February 3, 2018.

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

Note 11 — Shareholders’ Equity
(a) Preferred and Common Stock
Under the terms of the Company’s Articles of Association, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.
As of February 3, 2018, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 992.0 million shares of $0.002 par value common stock. As of February 3, 2018 and January 28, 2017, no shares of preferred stock were outstanding.
(b) Restricted Stock Unit Withholdings
For the years ended February 3, 2018 and January 28, 2017, the Company withheld approximately 1.7 million and 1.7 million shares, or $26.8 million and $16.7 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.
(c) Cash Dividends on Shares of Common Stock
During fiscal 2018, the Company declared and paid cash dividends of $0.24 per common share, or $119.3 million, on the Company’s outstanding common stock. During fiscal 2017, the Company declared and paid cash dividends of $0.24 per common share, or $122.3 million, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.
On March 15, 2018, the Company announced that its board of directors declared a cash dividend of $0.06 per share payable on April 18, 2018 to shareholders of record as of March 29, 2018.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Stock Repurchase Program
On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.
The Company repurchased 31.5 million of its common shares for $526.1 million, 13.3 million of its common shares for $183.1 million, and 19.7 million of its common shares for $260.9 million in cash during fiscal 2018, 2017 and 2016, respectively. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of February 3, 2018, a total of 286.4 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.8 billion in cash and there was $358.0 million remaining available for future share repurchases.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in thousands, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at January 31, 2015	221,901	$12.65	$2,806,543
Repurchase of common stock under the stock repurchase program (1)	19,700	$13.24	260,875
Cumulative balance at January 30, 2016	241,602	$12.70	3,067,418
Repurchase of common stock under the stock repurchase program (2)	13,303	$13.76	183,064
Cumulative balance at January 28, 2017	254,904	$12.75	3,250,481
Repurchase of common stock under the stock repurchase program (3)	31,460	$16.72	526,075
Cumulative balance at February 3, 2018	286,365	$13.19	$3,776,557
(1)    There were no stock repurchases pending settlement as of January 30, 2016.
(2)    Includes stock repurchases of $1.5 million, which were pending settlement as of January 28, 2017.
(3)    There were no stock repurchases pending settlement as of February 3, 2018.

Note 12 — Employee Benefit Plans
(a) Employee Stock Compensation Plans
1995 Stock Option Plan
In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common shares reserved for issuance thereunder as of February 3, 2018. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant. The Company can also grant stock awards, which may be subject to vesting. Further, the Company can grant restricted stock unit (“RSU”) awards. RSU awards are denominated in shares of stock, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. Awards under the Option Plan generally vest over 2 to 5 years.
As of February 3, 2018, approximately 96.5 million shares remained available for future grants under the Option Plan.
The Company grants performance-based equity awards to each of its executive officers when they join the Company, and as an annual refresh grant to all executive officers in April of each fiscal year. These equity awards include RSU’s which vest based on the achievement of certain financial goals (“Financial Performance RSU”). The Financial Performance RSUs have a three year service requirement. The number of shares to be earned can be 0% to 200% of target and is based on the achievement of certain financial operating metrics to be measured as of the end of the second fiscal year of the three year vesting term. Shares granted under these Financial Performance RSUs are reported in the table presented below as “Performance-Based” based on 100% expected achievement.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The executive officers are also granted equity awards at date of hire and annually, usually in April, as part of the above-mentioned refresh grant program. The number of shares to be earned can be 0% to 150% of target and is based on the achievement of performance objectives relating to relative total shareholder return of the Company’s common shares as compared to that of comparable companies of the Philadelphia Semiconductor Sector Index over a performance period defined in the award. The Total Shareholder Return Awards have a three year service requirement. These Total Shareholder Return Awards are reported in the table presented below as “Market-Based” based on 100% expected achievement.
In December 2017, the Company’s Executive Compensation Committee approved a deferred stock program, whereby executives of the Company have the option, beginning in 2018, to defer the settlement of time-based and performance-based stock units granted under the 1995 Stock Option Plan to a future date. A deferral election is irrevocable after the annual submission deadline. The shares of common stock underlying the deferred RSUs will be distributed at the earliest of the employee’s specified future settlement date, not to be earlier than 2023, or upon separation from service, a change in control, or death or disability. As of February 3, 2018, no executives had elected deferral.
Outside Director Equity Compensation Policy
In September 2016, the Company’s Board of Directors approved the termination of the 2007 Directors’ Stock Incentive Plan, (“2007 Director Plan”) that was initially adopted in October 2007, and it approved a new Outside Director Equity Compensation Policy that governs the grant of equity awards to non-employee directors under the Option Plan. At the annual general meeting of shareholders held in June 2015, the shareholders approved an amendment to the Option Plan to enable a full range of awards to be granted to non-employee directors. Under the newly adopted Outside Director Compensation Policy, each outside director, upon appointment to fill a vacancy on the board or in connection with election at an annual meeting of shareholders, will be granted an RSU award under the 1995 Stock Option Plan for a number of shares with an aggregate fair market value equal to $220,000 on the grant date. In no event shall an outside director be awarded an annual RSU award for more than 20,000 shares. The RSU award vests 100% on the earlier of the date of the next annual general meeting of shareholders or the one-year anniversary of the date of grant.
(b) Employee Stock Purchase Plan
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
Under the ESPP, a total of 7.0 million shares were issued in fiscal 2018 at a weighted-average price of $7.49 per share, a total of 2.3 million shares were issued in fiscal 2017 at a weighted-average price of $7.33 per share, and a total of 5.9 million shares were issued in fiscal 2016 at a weighted-average price of $10.00 per share. As of February 3, 2018, there was $30.1 million of unamortized compensation cost related to the ESPP.
As of February 3, 2018, approximately 22.5 million shares remained available for future issuance under the ESPP.
(c) Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Continuing operations:
Cost of goods sold	$6,646	$8,334	$7,787
Research and development	52,127	74,809	88,897
Selling, general and administrative	26,349	18,257	26,082
Share-based compensation - continuing operations	$85,122	$101,400	$122,766
Discontinued operations:
Cost of goods sold	(11)	187	129
Research and development	1,458	11,633	9,895
Selling, general and administrative	120	750	989
Share-based compensation - discontinued operations	1,567	12,570	11,013
Total share-based compensation	$86,689	$113,970	$133,779
Share-based compensation capitalized in inventory was $1.3 million at February 3, 2018, $0.9 million at January 28, 2017 and $1.5 million at January 30, 2016.
Upon the termination of certain members of our executive management in April 2016, it was determined that the vesting in certain of their unvested stock awards was no longer probable. As a result, the Company recorded a reversal of the previously recognized related share-based compensation expense in fiscal 2017 of $2.4 million.
(d) Restricted Stock and Stock Unit Awards
A summary of restricted stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in thousands, except per-share amounts):

	Time-Based		Performance-Based			Market-Based			Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares		Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2015	9,748	$14.84	1,254		$14.99				11,002	$14.85
Granted	5,689	$12.88	669	*	$14.08	407	*	$12.24	6,765	$12.96
Vested	(5,139)	$15.06	(658)		$15.15	—		$—	(5,797)	$15.07
Canceled/Forfeited	(1,955)	$13.99	(288)		$14.39	(54)		$12.24	(2,297)	$14.00
Balance at January 30, 2016	8,343	$13.57	977		$14.43	353		$12.24	9,673	$13.61
Granted	9,139	$9.83	366	*	$13.91	612		$11.94	10,117	$10.11
Vested	(5,490)	$13.95	(155)		$14.15	—		$—	(5,645)	$13.95
Canceled/Forfeited	(2,067)	$10.69	(875)		$14.45	(406)		$12.39	(3,348)	$11.88
Balance at January 28, 2017	9,925	$10.52	313		$13.91	559		$11.80	10,797	$10.69
Granted	8,154	$15.33	406	*	$14.49	409	*	$15.14	8,969	$15.28
Vested	(5,653)	$10.86	—		$—	—		—	(5,653)	$10.86
Canceled/Forfeited	(2,137)	$11.95	(47)		$13.99	(47)		$14.71	(2,231)	$12.05
Balance at February 3, 2018	10,289	$13.84	672		$14.25	921		$13.14	11,882	$13.81

*
Amounts represent the target number of restricted stock units at grant date. For awards granted to our executive officers, up to 200% of the target restricted stock units may vest if the maximum level for performance goals is achieved.

The aggregate intrinsic value of restricted stock units expected to vest as of February 3, 2018 was $266.5 million. The number of restricted stock units that are expected to vest is 11.9 million shares.
As of February 3, 2018, unamortized compensation expense related to restricted stock units was $118.4 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.9 years.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Stock Option Awards
Option Plan and Stock Award Activity
Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except for per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 31, 2015	47,140	$13.79	2,232	$15.43	49,372	$13.88
Granted	6,170	$14.13	—	—	6,170	$14.13
Exercised	(2,225)	$9.79	—	—	(2,225)	$9.79
Canceled/Forfeited	(10,211)	$15.68	(76)	$15.43	(10,287)	$15.68
Balance at January 30, 2016	40,874	$13.59	2,156	$15.43	43,030	$13.68
Granted	2,104	$9.99	—	—	2,104	$9.99
Exercised	(5,558)	$10.35	—	—	(5,558)	$10.35
Canceled/Forfeited	(12,324)	$16.44	(2,156)	$15.43	(14,480)	$16.29
Balance at January 28, 2017	25,096	$12.61	—	$—	25,096	$12.61
Granted	—	$—	—	—	—	$—
Exercised	(10,305)	$12.38	—	—	(10,305)	$12.38
Canceled/Forfeited	(3,019)	$14.33	—	—	(3,019)	$14.33
Balance at February 3, 2018	11,772	$12.36	—	$—	11,772	$12.36
Vested or expected to vest at February 3, 2018	11,772	$12.36
For stock options vested and expected to vest at February 3, 2018, the aggregate intrinsic value was $118.6 million. For stock options exercisable at February 3, 2018, the aggregate intrinsic value was $84.5 million. The aggregate intrinsic value of stock options exercised during fiscal 2018, 2017 and 2016 was $57.0 million, $19.8 million and $9.7 million, respectively. The Company’s closing stock price of $22.43 as reported on the NASDAQ Global Select Market as of February 3, 2018 was used to calculate the aggregate intrinsic value for all in-the-money options.
Outstanding options and exercisable options information by range of exercise prices as of February 3, 2018 was as follows:

		Outstanding Options			Exercisable Options
Range of Exercise Prices		Number of Shares (in Thousands)	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number of Shares (in Thousands)	Weighted Average Exercise Price
$5.70	$10.47	2,083	3.79	$8.02	1,463	$7.32
$10.76	$10.76	3,400	5.23	$10.76	3,398	$10.76
$10.80	$14.35	3,226	6.03	$13.56	982	$11.89
$14.45	$15.87	2,795	5.66	$15.46	1,667	$15.42
$15.91	$21.62	268	2.00	$19.55	264	$19.60
Total		11,772	5.22	$12.36	7,774	$11.55
As of February 3, 2018, the unamortized compensation expense for stock options was $4.5 million. The unamortized compensation expense for options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 0.9 years.
(f) Valuation of Employee Share-Based Awards
The expected volatility for awards granted during fiscal 2018, 2017 and 2016 was based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

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
The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Time-based Stock Options:
Weighted average fair value	N/A	$2.92	$3.93
Expected volatility	N/A	40%	34%
Expected term (in years)	N/A	5.2	5.4
Risk-free interest rate	N/A	1.3%	1.6%
Expected dividend yield	N/A	2.5%	1.8%
There were no options granted in fiscal 2018.
The following weighted-average assumptions were used for each respective period to calculate the fair value of common shares to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Employee Stock Purchase Plan:
Estimated fair value	$6.03	$3.83	$3.24
Expected volatility	30%	39%	41%
Expected term (in years)	1.2	1.2	1.3
Risk-free interest rate	1.6%	0.7%	0.6%
Expected dividend yield	1.1%	1.9%	2.4%
The following weighted-average assumptions were used for each respective period to calculate the fair value of common shares to be issued under Total Shareholder Return performance awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Total Shareholder Return Awards:
Expected term (in years)	2.9	2.9	2.0
Expected volatility	35%	36%	27%
Average correlation coefficient of peer companies	0.5	0.5	0.4
Risk-free interest rate	1.4%	0.9%	0.5%
Expected dividend yield	1.6%	2.1%	1.7%
The correlation coefficients are calculated based upon the price data used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.
(g) Employee 401(k) Plans
The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 50% of eligible earnings subject to a required annual limit. The Company currently matches 100% of the first 4% of the employee’s contribution and 50% of the next 2%, up to a $4,000 maximum contribution effective from January 1, 2018. The Company made matching contributions to employees of $4.6 million in fiscal 2018, $4.5 million in fiscal 2017 and $4.9 million in fiscal 2016. As of February 3, 2018, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $12.3 million, $11.8 million and $14.5 million during fiscal 2018, 2017 and 2016, respectively.

Note 13 — Income Taxes
The U.S. and non-U.S. components of income (loss) before income taxes of continuing operations consist of the following (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
U.S. operations	$24,377	$30,601	$32,095
Non-U.S. operations	426,827	116,828	(759,820)
	$451,204	$147,429	$(727,725)
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Current income tax provision (benefit):
Federal	$776	$8,231	$10,413
State	2	180	83
Foreign	(2,541)	19,560	(5,876)
Total current income tax provision (benefit)	(1,763)	27,971	4,620
Deferred income tax provision (benefit):
Federal	10,136	(5,062)	(4,355)
State	83	(12)	580
Foreign	9,606	49,711	9,871
Total deferred income tax provision (benefit)	19,825	44,637	6,096
Total provision (benefit) for income taxes	$18,062	$72,608	$10,716
Deferred tax assets consist of the following (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Federal and California research and other tax credits	$607,726	$450,503
Reserves and accruals	16,951	35,887
Share-based compensation	2,493	3,733
Net operating losses	11,816	5,361
Gross deferred tax assets	638,986	495,484
Valuation allowance	(618,353)	(456,541)
Total deferred tax assets	20,633	38,943
Total deferred tax liabilities	(52,204)	(51,112)
Net deferred tax assets (liabilities)	$(31,571)	$(12,169)
As presented in the consolidated balance sheets as of February 3, 2018 and January 28, 2017, and in the table above, unrecognized tax benefits have been offset by deferred tax assets for certain net operating losses that are available to be used in the amount of $8.6 million and $7.5 million, respectively.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of fiscal 2018, we adopted the new guidance related to improvements to employee share-based payment accounting, which simplified several aspects of accounting for share-based payment awards including accounting for income taxes. As a result of adopting this new standard, we recognized a deferred tax asset of $123.0 million for U.S. federal and California research tax credits that were attributable to unrecognized excess tax benefits from share-based payment awards. This deferred tax asset was offset by a valuation allowance.
At the end of fiscal 2018, the Company recorded a valuation allowance of $618.4 million which is an increase of $161.8 million from fiscal 2017. The Company provided a full valuation allowance against its federal and various state research and other tax credits which it earns in excess of its current year tax liabilities, as well as a portion against its net operating loss carryforwards in the U.S. federal and California jurisdictions. Based on the available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that these research and other tax credits and net operating losses will not be realized in the future. The Company also provided a valuation allowance against the deferred tax assets of a portion of its operations in Israel, which has cumulative losses in recent years and is not projecting sufficient future taxable income to realize the benefit of its deferred tax assets.
As of February 3, 2018, the Company had net operating loss carryforwards available to offset future taxable income of approximately $108.4 million, $1.2 million and $5.7 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2022 and 2028, and the California carryforwards will expire at various fiscal years between 2019 and 2033, if not utilized before these years. The majority of the Company’s non-U.S. losses carry forward indefinitely. For U.S. federal income tax return purposes, the Company had research and other tax credit carryforwards of approximately $286.4 million that expire through fiscal 2038. As of February 3, 2018, the Company had unused California research tax credit carryforwards of approximately $298.3 million, which can be carried forward indefinitely. The Company also has research and other tax credit carryforwards of approximately $24.5 million in other U.S. states that expire through fiscal 2033 due to the statutes of limitation.
The Company consists of a Bermuda parent holding company with various foreign and U.S. subsidiaries. The applicable statutory rate in Bermuda is zero for the Company for fiscal 2018, 2017, and 2016. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a notional U.S. 33.7% rate for fiscal year 2018, and a notional rate of 35% for fiscal 2017 and 2016 is applied as follows:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Provision at U.S. notional statutory rate	33.7%	35.0%	35.0%
Difference in U.S. and non-U.S. tax rates	(31.7)	(26.3)	(37.1)
Benefits from utilization of general business credits	(4.8)	(28.4)	5.5
Change in valuation allowance	4.7	24.3	(4.4)
Withholding taxes	—	34.0	—
Tax effects of global restructuring	—	11.4	—
Other	2.1	(0.7)	(0.5)
Effective tax rate	4.0%	49.3%	(1.5)%
The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Unrecognized tax benefits as of the beginning of the period	$23,793	$29,139	$45,197
Increases related to prior year tax positions	—	2,080	304
Decreases related to prior year tax positions	—		(4,334)
Increases related to current year tax positions	2,776	2,363	4,237
Settlements	—	—	(704)
Lapse in the statute of limitations	(3,341)	(6,576)	(9,739)
Foreign exchange gain	24	(3,213)	(5,822)
Gross amounts of unrecognized tax benefits as of the end of the period	$23,252	$23,793	$29,139

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balances as of February 3, 2018 is $22.1 million of unrecognized tax benefit that would affect the effective income tax rate if recognized. Also, $8.6 million, $7.5 million and $6.3 million of the gross unrecognized tax benefits presented in the table above are offset against deferred tax assets in the consolidated balance sheets as of February 03, 2018, January 28, 2017 and January 30, 2016, respectively.
The amounts in the table above do not include the related interest and penalties. The amount of interest and penalties accrued was approximately $17.2 million as of February 3, 2018, $21.6 million as of January 28, 2017, and $26.4 million as of January 30, 2016. The Company’s policy is to recognize these interest and penalties as a component of income tax expense. The consolidated statements of operations for fiscal 2018, 2017, and 2016 included $2.3 million, $2.7 million, and $4.6 million, respectively, of interest and penalties related to the unrecognized tax benefits.
The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of February 3, 2018, the material jurisdictions that are subject to examination include China, Israel, Singapore, Switzerland and the United States for the Company’s fiscal years 2006 through 2017. As of February 3, 2018, several of the Company’s non-U.S. entities are under examination for fiscal years encompassing 2006 and 2017.
For fiscal 2019, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $10.5 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.
The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to the Company’s Singapore subsidiary. In October 2004, the Company’s subsidiary in Singapore was granted a second incentive known as the Develop and Expansion Incentive (“DEI”), and in June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014. The Company re-negotiated with the Singapore government and in fiscal 2015, they extended the DEI tax credits to the Company until June 2019. In order to retain these tax benefits in Singapore, the Company must meet certain operating conditions relating to, among other things, maintenance of a regional headquarters function, and research and development activities in Singapore. In fiscal 2017 and 2016 tax savings associated with these tax holidays were approximately $0.9 million and $3.0 million, respectively, which if paid would impact the Company’s earnings per share by less than $0.01 per share in fiscal 2017 and 2016. No tax savings was recognized in fiscal 2018.
Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L) Ltd., the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income, subject to various operating and other conditions. Income from the approved or benefited enterprises, with the exception of capital gains, is eligible up to fiscal 2027. There was no such benefit in fiscal 2018, 2017, and 2016.
During fiscal 2007, each of the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration granted the Company’s subsidiary in Switzerland a 10 year tax holiday on revenues from research and design wafer supply trading activities, which commenced in February 2007 and expired at the end of fiscal 2016. The fiscal 2016 tax savings associated with this tax holiday was approximately $3.7 million, which provided earnings per share of $0.01 per share in fiscal 2016. No tax savings was recognized in fiscal 2018 or 2017 due to expiration of the tax holiday.
The Tax Cuts and Jobs Act ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of February 3, 2018. We recorded an immaterial provisional tax expense for the impact of the 2017 Tax Act, which was primarily comprised of the remeasurement of federal net deferred taxes resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s principal source of liquidity as of February 3, 2018 consisted of approximately $1.8 billion of cash, cash equivalents and short-term investments, of which approximately $1.1 billion was held by foreign subsidiaries (outside Bermuda). Approximately $630 million of this amount held by foreign subsidiaries is related to undistributed earnings which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. The amount of undistributed earnings of these subsidiaries for which no deferred tax liability has been provided is $430 million. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $160 million.

Note 14 — Net Income (Loss) Per Share
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

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Numerator:
Income (loss) from continuing operations, net of tax	$433,142	$74,821	$(738,441)
Income (loss) from discontinued operations, net of tax	87,689	(53,670)	(72,959)
Net income (loss)	$520,831	$21,151	$(811,400)
Denominator:
Weighted average shares — basic	498,008	509,738	510,945
Effect of dilutive securities:
Share-based awards	11,659	7,775	—
Weighted average shares — diluted	509,667	517,513	510,945
Income (loss) from continuing operations per share:
Basic	$0.87	$0.15	$(1.45)
Diluted	$0.85	$0.14	$(1.45)
Income (loss) from discontinued operations per share:
Basic	$0.18	$(0.11)	$(0.14)
Diluted	$0.17	$(0.10)	$(0.14)
Net income (loss) per share:
Basic	$1.05	$0.04	$(1.59)
Diluted	$1.02	$0.04	$(1.59)
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
Anti-dilutive potential shares are presented in the following table (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Weighted average shares outstanding:
Share-based awards	412	22,642	64,420
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Segment and Geographic Information
The Company operates in one reportable segment — the design, development and sale of integrated circuits. The chief executive officer was identified as the chief operating decision maker (“CODM”) for the years ended February 3, 2018, January 28, 2017 and January 30, 2016. The Company’s CODM is ultimately responsible for and actively involved in the allocation of resources and the assessment of the Company’s performance. The fact that the Company operates in only one reportable segment is based on the following:

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
The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net Revenue:
China	$1,205,202	$1,224,032	$1,471,180
Malaysia	388,469	286,267	302,953
Philippines	270,101	283,345	211,602
Thailand	137,662	113,778	189,299
United States	42,560	51,416	60,119
Others	365,176	342,154	367,344
	$2,409,170	$2,300,992	$2,602,497

	February 3, 2018	January 28, 2017
Property and equipment, net:
United States	$156,053	$147,552
Singapore	15,827	54,054
Israel	12,686	12,133
China	10,145	16,484
Others	7,511	13,174
	$202,222	$243,397

SUPPLEMENTARY DATA
(Unaudited)
The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the periods ended February 3, 2018 and January 28, 2017. In November 2016, the Company announced a plan to restructure its operations to refocus its research and development, increase operational efficiency and improve profitability. As part of those actions, the Company began an active program to locate buyers for several businesses. The Company concluded that the divestitures of these businesses represented a strategic shift that has a major effect on the Company’s operations and financial results. These businesses were deemed not to align with the Company’s core business. The Company classified these businesses as discontinued operations for all periods presented in its consolidated financial statements, and divested of such businesses in fiscal 2018. The Company retrospectively recast its consolidated statements of operations and balance sheets for all period presented to reflect these business as discontinued operations.

MARVELL TECHNOLOGY GROUP LTD.

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

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share amounts)
Net revenue	$572,709	$604,750	$616,302	$615,409
Gross profit	$345,511	$365,178	$377,769	$373,482
Income from continuing operations, net of tax	$99,592	$135,450	$149,337	$48,763
Income from discontinued operations, net of tax	$7,029	$29,809	$50,851	$—
Net income	$106,621	$165,259	$200,188	$48,763
Income per share from continuing operations:
Basic	$0.20	$0.27	$0.30	$0.10
Diluted	$0.19	$0.26	$0.30	$0.10
Loss per share from discontinued operations:
Basic	$0.01	$0.06	$0.11	$—
Diluted	$0.02	$0.06	$0.10	$—
Net income per share:
Basic	$0.21	$0.33	$0.41	$0.10
Diluted	$0.21	$0.32	$0.40	$0.10

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
	(In thousands, except per share amounts)
Net revenue	$513,633	$597,346	$623,651	$566,362
Gross profit	$273,700	$326,919	$356,894	$325,914
Income (loss) from continuing operations, net of tax	$(7,292)	$62,466	$83,173	$(63,528)
Loss from discontinued operations, net of tax	$(15,387)	$(11,161)	$(10,557)	$(16,563)
Net income (loss)	$(22,679)	$51,305	$72,616	$(80,091)
Income (loss) per share from continuing operations:
Basic	$(0.01)	$0.12	$0.16	$(0.13)
Diluted	$(0.01)	$0.12	$0.16	$(0.13)
Income (loss) per share from discontinued operations:
Basic	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Diluted	$0.03	$(0.02)	$(0.02)	$(0.03)
Net income (loss) per share:
Basic	$(0.04)	$0.10	$0.14	$(0.16)
Diluted	$(0.04)	$0.10	$0.14	$(0.16)

(1)	The fourth quarter of fiscal 2018 includes a $74.4 million charge for the Luna litigation settlement and related costs.

(2)
The fourth quarter of fiscal 2017 includes $90.5 million of restructuring and other related charges that include $50.5 million for impairment of certain equipment, technology licenses and to fully impair a nonrefundable deposit due to non-utilization of the related contract and $68.0 million of tax expense related to restructuring actions taken.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of February 3, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2018.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2018 using the criteria for effective internal control over financial reporting as described in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 3, 2018.
The effectiveness of our internal control over financial reporting as of February 3, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.
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

Changes to Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Marvell Technology Group Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marvell Technology Group Ltd. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated March 29, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Jose, California
March 29, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board” and "Executive Officers" in our definitive proxy statement in connection with our 2018 annual general meeting of shareholders to be held June 11, 2018 (the “2018 Proxy Statement”), which will be filed with the SEC no later than 120 days after February 3, 2018.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement.
Code of Ethics
We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), Corporate Controller (our chief accounting officer) and any person performing similar functions) and employees. This Code of Ethics was most recently amended in March 2018. We will disclose future amendments to or waivers from our Code of Ethics and Business Conduct for Employees, Officers and Directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website www.marvell.com. None of the material on our website is part of our Annual Report on Form 10-K or is incorporated by reference herein.
Committees of the Board of Directors
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board - Committees of our Board of Directors” in our 2087 Proxy Statement.

Item 11.	Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board - Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of February 3, 2018:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders (3)(4)	23,603,940	$13.18	119,016,707

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of February 3, 2018).

(2)	The weighted average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.

(3)	Includes our Amended and Restated 1995 Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”).

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
The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2018 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2018 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
See the “Index to Consolidated Financial Statements” on page 44 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule:
See “Schedule II — Valuation and Qualifying Accounts” on page 100 of this Annual Report on Form 10-K:
All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

Exhibit No.	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

3.1	Memorandum of Association of Marvell Technology Group Ltd.	--	--	--	Filed herewith

3.2	Fourth Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	11/10/2016

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd.	8-K	000-30877	3.1	7/6/2006

4.1	Specimen common share certificate for Marvell Technology Group Ltd.	--	--	--	Filed herewith

10.1#	1997 Directors’ Stock Option Plan	S-1	333-33086	10.2	3/23/2000

10.1.1#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan	S-8	333-148621	10.7	1/11/2008

10.2#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011)	10-Q	000-30877	10.1	12/2/2011

10.2.1#	2000 Employee Stock Purchase Plan Form of Subscription Agreement	10-K	000-30877	10.4	3/29/2013

10.3#	Amended and Restated 1995 Stock Option Plan, amended through April 16, 2015	8-K	000-30877	10.2	7/2/2015

10.3.1#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement	10-K	000-30877	10.20	4/13/2006

10.3.2#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted prior to December 4, 2008)	10-K	000-30877	10.21	4/13/2006

10.3.3#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after December 4, 2008)	8-K	000-30877	10.1	12/17/2008

10.3.4#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after August 2, 2010)	10-Q	000-30877	10.3	9/3/2010

10.3.5#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.6#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan (for RSUs granted prior to December 4, 2008)	10-K	000-30877	10.34	7/2/2007

10.3.7#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan (for RSUs granted on or after December 4, 2008)	8-K	000-30877	10.2	12/17/2008

10.3.8#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan (for RSUs granted on or after August 2, 2010)	10-Q	000-30877	10.4	9/3/2010

10.3.9#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan	8-K	000-30877	10.1	12/19/2008

10.3.10#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.3.11#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	--	--	--	Filed herewith

10.4#	Marvell Technology Group Ltd. Executive Performance Incentive Plan	8-K	000-30877	10.1	7/2/2015

10.5#	2007 Director Stock Incentive Plan, as amended and restated effective March 11, 2014	10-K	000-30877	10.15	3/27/2014

10.5.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award	8-K	000-30877	10.2	10/25/2007

10.5.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan	8-K	000-30877	10.2	7/1/2011

10.6#	Description of Indemnification Rights for certain current and former directors, officers and employees	10-Q	000-30877	10.37	9/6/2007

10.7#	Form of Indemnification Agreement with Directors and Executive Officers	8-K	000-30877	10.1	10/10/2008

10.8#	Indemnification Arrangement with Dr. Sehat Sutardja	8-K	000-30877	10.1	3/7/2011

10.9#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.10#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description, effective June 15, 2016	8-K	000-30877	10.2	6/20/2016

10.11#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.12#	Offer Letter between Marvell and Christopher Koopmans	10-Q	000-30877	10.4	9/8/2016

10.13#	Offer Letter between Marvell and Andrew Micallef	10-Q	000-30877	10.5	9/8/2016

10.14	Starboard Agreement	8-K	000-30877	10.1	4/27/2016

10.15#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.16#	Offer Letter between the Company and David Caron	8-K	000-30877	10.1	10/3/2016

10.17#	Offer Letter between the Company and Thomas Lagatta	10-K	000-30877	10.22	03/28/2017

1018#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	03/28/2017

10.19#	Offer Letter between the Company and Neil Kim	10-Q	000-30877	10.1	06/05/2017

10.20#	Separation and Form of Consulting Agreement between the Company and Dr. Pantelis Alexopoulos	10-Q	000-30877	10.3	06/05/2017

10.21	Voting Agreement dated as of November 19, 2017 by and between the Company and Syed B. Ali	8-K	000-30877	10.1	11/20/2017

21.1	Subsidiaries of Registrant				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

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

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 29, 2018	By:	/S/ Jean Hu
Jean Hu Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew J. Murphy and Jean Hu, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2018
Matthew J. Murphy

/S/ JEAN HU	Chief Financial Officer (Principal Financial Officer)	March 29, 2018
Jean Hu

/S/ DAVE CARON	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2018
Dave Caron

/S/ TUDOR BROWN	Director	March 29, 2018
Tudor Brown

/S/ GERALDINE ELLIOTT	Director	March 29, 2018
Geraldine Elliott

/S/ PETER FELD	Director	March 29, 2018
Peter Feld

/S/ RICHARD S. HILL	Chairman of the Board	March 29, 2018
Richard S. Hill

/S/ OLEG KHAYKIN	Director	March 29, 2018
Oleg Khaykin

Name and Signature	Title	Date

/S/ MICHAEL STRACHAN	Director	March 29, 2018
Michael Strachan

/S/ ROBERT E. SWITZ	Director	March 29, 2018
Robert E. Switz

/S/ RANDHIR THAKUR	Director	March 29, 2018
Dr. Randhir Thakur

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended February 3, 2018
Allowance for doubtful accounts and sales return reserve	$1,384	$2,352	$(1,236)	$2,500
Deferred tax valuation allowance	$456,541	$161,812	$—	$618,353
Fiscal year ended January 28, 2017
Allowance for doubtful accounts and sales return reserve	$2,762	$4,456	$(5,834)	$1,384
Deferred tax valuation allowance	$424,914	$31,627	$—	$456,541
Fiscal year ended January 30, 2016
Allowance for doubtful accounts and sales return reserve	$2,112	$2,614	$(1,964)	$2,762
Deferred tax valuation allowance	$382,796	$42,118	$—	$424,914