Form 10-Q
period 2018-02-03
MARVELL TECHNOLOGY GROUP LTD
filed 2018-06-05
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of common shares of the registrant outstanding as of May 29, 2018 was 499.9 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 5, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,167,258	$888,482
Short-term investments	712,053	952,790
Accounts receivable, net	329,650	280,395
Inventories	169,556	170,039
Prepaid expenses and other current assets	38,868	41,482
Assets held for sale	30,707	30,767
Total current assets	2,448,092	2,363,955
Property and equipment, net	213,656	202,222
Goodwill	1,993,310	1,993,310
Other non-current assets	209,261	148,800
Total assets	$4,864,319	$4,708,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,043	$145,236
Accrued liabilities	180,117	86,958
Accrued employee compensation	105,601	127,711
Deferred income	1,880	61,237
Total current liabilities	444,641	421,142
Non-current income taxes payable	56,606	56,976
Other non-current liabilities	77,561	88,756
Total liabilities	578,808	566,874
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, $0.002 par value	1,000	991
Additional paid-in capital	2,744,478	2,733,292
Accumulated other comprehensive loss	(2,404)	(2,322)
Retained earnings	1,542,437	1,409,452
Total shareholders’ equity	4,285,511	4,141,413
Total liabilities and shareholders’ equity	$4,864,319	$4,708,287
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net revenue	$604,631	$572,709
Cost of goods sold	228,938	227,198
Gross profit	375,693	345,511
Operating expenses:
Research and development	176,734	188,096
Selling, general and administrative	72,313	55,104
Restructuring related charges	1,567	886
Total operating expenses	250,614	244,086
Operating income from continuing operations	125,079	101,425
Interest and other income, net	7,296	3,333
Income from continuing operations before income taxes	132,375	104,758
Provision for income taxes	3,763	5,166
Income from continuing operations, net of tax	128,612	99,592
Income from discontinued operations, net of tax	—	7,029
Net income	$128,612	$106,621

Net income per share - Basic:
Continuing operations	$0.26	$0.20
Discontinued operations	$—	$0.01
Net income per share - Basic	$0.26	$0.21

Net income per share - Diluted:
Continuing operations	$0.25	$0.20
Discontinued operations	$—	$0.01
Net income per share - Diluted	$0.25	$0.21

Weighted average shares:
Basic	497,335	503,790
Diluted	508,716	517,592

Cash dividends declared per share	$0.06	$0.06
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net income	$128,612	$106,621
Other comprehensive loss, net of tax:
Net change in unrealized loss on marketable securities	(82)	(673)
Net change in unrealized gain on cash flow hedges	—	1,758
Net change in pension liability	—	(1,272)
Other comprehensive loss, net of tax	(82)	(187)
Comprehensive income, net of tax	$128,530	$106,434
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$128,612	$106,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,343	20,742
Share-based compensation	23,852	24,017
Amortization and write-off of acquired intangible assets	—	1,071
Restructuring related impairment charges (gain)	—	(516)
Gain from investment in privately-held company	(1,100)	—
Amortization of premium/discount on available-for-sale securities	1,161	206
Other non-cash expense (income), net	813	(25)
Deferred income taxes	824	783
Loss on sale of property and equipment	17	58
Gain on sale of discontinued operations	—	(8,155)
Changes in assets and liabilities:
Accounts receivable	(47,393)	(21,763)
Inventories	2,680	(11,542)
Prepaid expenses and other assets	(14,108)	5,394
Accounts payable	14,744	31,423
Accrued liabilities and other non-current liabilities	21,236	(11,625)
Accrued employee compensation	(22,110)	(7,529)
Deferred income	(797)	5,016
Net cash provided by operating activities	128,774	134,176
Cash flows from investing activities:
Purchases of available-for-sale securities	(13,457)	(198,416)
Sales of available-for-sale securities	70,273	78,764
Maturities of available-for-sale securities	128,820	82,235
Purchases of time deposits	(25,000)	(75,000)
Maturities of time deposits	75,000	75,000
Purchases of technology licenses	(360)	(1,093)
Purchases of property and equipment	(13,588)	(9,741)
Proceeds from sales of property and equipment	11	685
Net proceeds from sale of discontinued operations	—	22,954
Other	(5,000)	7,275
Net cash provided by (used in) investing activities	216,699	(17,337)
Cash flows from financing activities:
Repurchases of common stock	—	(166,293)
Proceeds from employee stock plans	11,055	19,939
Minimum tax withholding paid on behalf of employees for net share settlement	(23,893)	(21,809)
Dividend payments to shareholders	(29,798)	(29,991)
Payments on technology license obligations	(20,461)	(6,815)
Payment of equity and debt financing costs	(3,600)	—
Net cash used in financing activities	(66,697)	(204,969)
Net increase (decrease) in cash and cash equivalents	278,776	(88,130)
Cash and cash equivalents at beginning of period	888,482	814,092
Cash and cash equivalents at end of period	$1,167,258	$725,962
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 5, 2018, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2018 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. The Company's financial results for prior periods presented herein have been recast to reflect certain businesses that were classified as discontinued operations during the fourth quarter of fiscal year 2017 and second quarter of fiscal year 2018. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2018 had a 53-week year. Fiscal 2019 is a 52-week year.

On November 19, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Cavium, Inc. (“Cavium”), pursuant to which a subsidiary of the Company will merge with and into Cavium, with Cavium surviving and becoming a wholly-owned indirect subsidiary of the Company (the "Merger"). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Merger is primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions.

Pursuant to the Merger Agreement, the Company will issue 2.1757 common shares and pay $40.00 per share in cash, without interest, for each share of Cavium common stock. The exchange ratio was based on a purchase price of $80 per share, using the Company's undisturbed price prior to November 3, when media reports of the transaction first surfaced. This represents a transaction value of approximately $6 billion. The merger consideration will be financed by a mix of cash, new debt financing and issuance of the Company's common stock.

The Company intends to fund the cash consideration with a combination of cash on hand from the combined companies and $1.75 billion in debt financing. The Company has obtained commitments consisting of an $850 million bridge loan commitment and a $900 million committed term loan from Goldman Sachs Bank USA and Bank of America Merrill Lynch, in each case subject to customary terms and conditions. In addition, in connection with the Merger, the Company plans to obtain a $500 million revolving credit facility, borrowings under which will be used for general corporate purposes of the Company and its subsidiaries. The transaction is not subject to any financing condition. The Company has recorded $20.1 million of associated deferred debt and equity financing costs on the accompanying consolidated balance sheet as of May 5, 2018.

The transaction is expected to close in mid-calendar 2018, subject to customary closing conditions, including receipt of regulatory approvals from China's State Administration for Market Regulation (formerly handled by China's MOFCOM Anti-Monopoly Bureau). The transaction has already satisfied the following closing conditions: (i) receipt of the required approval by Cavium shareholders, which was obtained on March 16, 2018; (ii) the expiration of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 26, 2018, and (iii) the receipt of Committee on Foreign Investment in the U.S. ("CFIUS") approval, which was obtained on May 24, 2018. In certain circumstances, a termination fee of up to $180 million may be payable by the Company or Cavium upon termination of the transaction, as more fully described in the Merger Agreement.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that superseded nearly all existing revenue recognition guidance under GAAP. The new standard requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for certain costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenue and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. The Company adopted the standard on a modified retrospective basis in the first quarter of fiscal year 2019, with the cumulative effect recognized in retained earnings at the date of adoption. See "Note 3 - Revenue" for additional information on the impact of the adoption of the new standard on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued an accounting standards update to add or clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in the update provide guidance on eight specific cash flow issues. The amendments to the guidance should be applied using a retrospective transition method for each period presented and, if it is impracticable to apply all of the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In October 2016, the FASB issued new guidance that simplifies the accounting for the income tax effects of intra-entity transfers and will require companies to recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous guidance required companies to defer the income tax effects of intra-entity transfers of assets until the asset had been sold to an outside party or otherwise recognized. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In November 2016, the FASB issued new guidance that requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued an accounting standards update that revises the definition of a business. The amendments provide a more robust framework for determining when a set of assets and activities is a business. The update is intended to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

In May 2017, the FASB issued an accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Unless the changes in terms or conditions meet all three criteria outlined in the guidance, modification accounting should be applied. The three criteria relate to changes in the terms and conditions that affect the fair value, vesting conditions, or classification of a share-based payment award. The guidance is required to be applied prospectively to an award modified on or after the adoption date. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting Pronouncements Not Yet Effective

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

Note 3. Revenue
Impacts from the Adoption of the New Revenue Standard
At the beginning of fiscal year 2019, the Company adopted the new revenue recognition standard on a modified retrospective basis, with the cumulative effect recognized in retained earnings at the date of adoption. The Company elected to apply the new revenue standard retrospectively to all contracts that are not completed contracts at the date of the initial adoption. Based on the Company’s assessment of this new accounting standard, a change in revenue recognition timing on its component sales made to distributors was made in the first quarter of fiscal year 2019 and the Company started to recognize revenue when the Company transfers control to the distributor rather than deferring recognition until the distributor sells the components. In addition, the Company established accruals for the variable consideration aspect of sales, estimated based on historical experience, which include estimates for price discounts, price protection, rebates, returns and stock rotation programs. On the date of initial adoption, the Company removed the deferred income on component sales made to distributors and recorded estimates of the accruals for variable consideration through a cumulative adjustment to retained earnings. The net impact to the opening balance of retained earnings related to the adoption of the new standard was an increase of $34.2 million.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize financial statement line items that are affected in the current reporting period by the application of the new revenue recognition policy as compared with the previous revenue recognition policy which was in effect in prior periods in accordance with ASC 605, Revenue Recognition:

	May 5, 2018
(In thousands)	As currently reported	Adjustments	Balances without adoption of new revenue standard
Consolidated balance sheet:
Assets
Accounts receivable, net	$329,650	$(5,837)	$323,813
Inventory	169,556	(2,486)	167,070
Other non-current assets	209,261	(58,717)	150,544
Liabilities and shareholders' equity:
Accrued liabilities	180,117	(97,983)	82,134
Deferred income	1,880	77,368	79,248
Retained earnings	$1,542,437	$(46,425)	$1,496,012

	Three Months Ended May 5, 2018
(In thousands, except per share amounts)	As currently reported	Adjustments	Balances without adoption of new revenue standard
Consolidated statement of operation:
Net revenue	$604,631	$(15,529)	$589,102
Cost of goods sold	228,938	(3,396)	225,542
Net income (loss)	128,612	(12,133)	116,479
Net income (loss) per share - Basic	0.26	(0.03)	0.23
Net income (loss) per share - Diluted	$0.25	$(0.02)	$0.23

Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing activities on the condensed consolidated statements of cash flow.
New Revenue Recognition Policy Including Significant Judgments and Estimates
Through the fiscal year ended February 3, 2018, in accordance with ASC 605, Revenue Recognition, the Company recognized revenue when there was persuasive evidence of an arrangement, delivery had occurred, the fee was fixed or determinable, and collection was reasonably assured. If the Company granted extended payment terms greater than its standard terms for a customer such that collectability was not assured, the revenue was deferred upon shipment and would be recognized when the payment became due provided all other revenue recognition criteria had been satisfied.

Product revenue was generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and rebates. However, some of the Company’s sales were made through distributors under agreements allowing for price protection and limited rights of stock rotation on products unsold by the distributors. Product revenue on sales made through distributors were deferred until the distributors sold the product to end customers. Deferred revenue less the related cost of the inventories was reported as deferred income. The Company did not believe that there was any significant exposure related to impairment of deferred cost of sales, as its historical returns had been minimal and inventory turnover for its distributors generally ranged from 60 to 90 days. The Company’s sales to direct customers were made primarily pursuant to standard purchase orders for delivery of products.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As a result of the adoption of the new revenue standard on February 4, 2018, at the beginning of the first quarter of fiscal year 2019, the Company revised its revenue recognition policy. The Company now recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Under the new revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company enters into contracts that may include various combinations of products and services that are capable of being distinct and accounted for as separate performance obligations. To date, the majority of the revenue has been generated by sales associated with storage, networking and connectivity products. Revenue from services has been insignificant. Performance obligations associated with product sales transactions are generally satisfied when control passes to customers upon shipment. Accordingly, product revenue is recognized at a point in time when control of the asset is transferred to the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For product revenue, the performance obligation is deemed to be the delivery of the product and therefore, the revenue is generally recognized upon shipment to customers, net of accruals for estimated sales returns and rebates. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. Some of the Company’s sales are made to distributors under agreements allowing for price protection, price discounts and limited rights of stock rotation on products unsold by the distributors. Control passes to the distributor upon shipment, and terms and payment by the Company’s distributors is not contingent on resale of the product. Product revenue on sales made to distributors with price protection and stock rotation rights is recognized upon shipment to distributors, with an accrual for the variable consideration aspect of sales to distributors, estimated based on historical experience, including estimates for price discounts, price protection, rebates, and stock rotation programs.

The Company’s products are generally subject to warranty, which provides for the estimated future costs of replacement upon shipment of the product. The Company’s products carry a standard one-year warranty, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The warranty accrual is estimated primarily based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. From time to time, the Company becomes aware of specific warranty situations, and it records specific accruals to cover these exposures. Warranty expenses were not material for the periods presented.
Disaggregation of Revenue
The majority of the Company's revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended
	May 5, 2018	% of Total
Net revenue by product group:
Storage (1)	$317,069	52%
Networking (2)	153,734	26%
Connectivity (3)	90,494	15%
Other (4)	43,334	7%
	$604,631

1)	Storage products are comprised primarily of HDD, SSD Controllers and Data Center Storage Solutions.

2)
Networking products are comprised primarily of Ethernet Switches, Ethernet Transceivers, Embedded ARM Processors and Automotive Ethernet, as well as a few legacy product lines in which the Company no longer invests, but will generate revenue for several years.

3)	Connectivity products are comprised primarily of Wi-Fi solutions including Wi-Fi only, Wi-Fi/Bluetooth combos and Wi-Fi Microcontroller combos.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4)	Other products comprised of printer specific standard SoC products, as well as full-custom, application-specific integrated circuits and application processors.

The following table summarizes net revenue disaggregated by primary geographical market (in thousands, except percentages):

	Three Months Ended
	May 5, 2018	% of Total
Net revenue based on destination of shipment:
China	$276,622	46%
Malaysia	90,623	15%
Philippines	57,767	9%
Thailand	41,534	7%
United States	16,030	3%
Other	122,055	20%
	$604,631

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended
	May 5, 2018	% of Total
Net revenue by customer type:
Direct customers	$470,476	78%
Distributors	134,155	22%
	$604,631
Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of May 5, 2018, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs and deferred income for the prepayments made by the customers. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2019 was $79.6 million. During the three months ended May 5, 2018, contract liabilities increased by $198.8 million associated with variable consideration estimates for additional shipments in the quarter, offset by $173.4 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the first quarter ended in fiscal year 2019 was $105.0 million.
Sales Commissions
Sales commissions are generally earned by the salespersons based on shipments to customers. The Company expenses these costs when incurred because the Company's sales commissions do not directly relate to any individual contract. These costs are recorded within selling and marketing expenses.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	May 5, 2018	February 3, 2018
Inventories:
Work-in-process	$104,792	$103,711
Finished goods	64,764	66,328
Total inventories	$169,556	$170,039

Inventory held by third-party logistics providers is recorded as consigned inventory on the Company’s unaudited condensed consolidated balance sheet. The amount of inventory held at third-party logistics providers was $16.3 million and $18.7 million at May 5, 2018 and February 3, 2018, respectively.

	May 5, 2018	February 3, 2018
Property and equipment, net:
Machinery and equipment	$550,785	$535,416
Land, buildings, and leasehold improvements	251,555	247,675
Computer software	98,477	98,253
Furniture and fixtures	21,134	21,139
	921,951	902,483
Less: Accumulated depreciation and amortization	(708,295)	(700,261)
Total property and equipment, net	$213,656	$202,222

Current accrued liabilities are comprised of the following at May 5, 2018 and February 3, 2018, respectively:

	May 5, 2018	February 3, 2018
Accrued liabilities:
Contract liabilities	$104,988	$—
Technology license obligations	33,167	28,488
Accrued royalties	13,028	11,860
Accrued rebates (1)	—	9,292
Accrued legal related expenses	9,354	13,050
Unsettled investment trades (2)	1,499	4,497
Other	18,081	19,771
Total accrued liabilities	$180,117	$86,958

(1) Accrued rebates are classified as part of contract liabilities beginning in fiscal year 2019 upon adoption of the new revenue recognition standard.

(2) Unsettled investment trades represent amounts owed to third parties for investment purchases for which cash settlement has not yet occurred.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	May 5, 2018	February 3, 2018
Deferred income:
Deferred revenue	$2,407	$81,896
Deferred cost of goods sold	(527)	(20,659)
Deferred income	$1,880	$61,237

	May 5, 2018	February 3, 2018
Other non-current liabilities:
Deferred tax liabilities	$52,292	$52,204
Technology license obligations	20,789	34,060
Other	4,480	2,492
Other non-current liabilities	$77,561	$88,756
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables:

Unrealized Gain (Loss) on Marketable Securities (1)
Balance at February 3, 2018	$(2,322)
Other comprehensive loss before reclassifications	(733)
Amounts reclassified from accumulated other comprehensive loss	651
Net current-period other comprehensive loss, net of tax	(82)
Balance at May 5, 2018	$(2,404)

	Unrealized Gain (Loss) on Marketable Securities (1)	Unrealized Gain (Loss) on Cash Flow Hedges (2)	Net Change in Pension Liability	Total
Balance at January 28, 2017	$(801)	$824	$—	$23
Other comprehensive income (loss) before reclassifications	(714)	1,838	(1,272)	(148)
Amounts reclassified from accumulated other comprehensive income (loss)	41	(80)	—	(39)
Net current-period other comprehensive income (loss), net of tax	(673)	1,758	(1,272)	(187)
Balance at April 29, 2017	$(1,474)	$2,582	$(1,272)	$(164)
(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.
(2) The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive income (loss) are recorded in operating expenses. See "Note 6- Derivative Financial Instruments" for additional information on the affected line items in the condensed consolidated statements of operations.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statements of Operations

	Three Months Ended
	May 5, 2018	April 29, 2017
Interest and other income, net:
Interest income	$6,069	$3,512
Net realized gain (loss) on investments	(860)	25
Currency remeasurement loss	(522)	(90)
Other income (loss)	2,853	(63)
Interest expense	(244)	(51)
	$7,296	$3,333

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Investments
The following tables summarize the Company’s investments (in thousands):

	May 5, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$194,192	$32	$(521)	$193,703
Foreign government and agency debt	1,810	—	(14)	1,796
Municipal debt securities	1,315	—	(1)	1,314
Corporate debt securities	388,194	446	(2,158)	386,482
Asset backed securities	28,954	—	(196)	28,758
Held-to-maturity:
Time deposits	100,000	—	—	100,000
Total short-term investments	714,465	478	(2,890)	712,053
Total investments	$714,465	$478	$(2,890)	$712,053

	February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. government and agency debt	$248,336	$49	$(644)	$247,741
Foreign government and agency debt	7,004	—	(17)	6,987
Municipal debt securities	2,734	—	(6)	2,728
Corporate debt securities	504,609	469	(1,999)	503,079
Asset backed securities	42,429	3	(177)	42,255
Held-to-maturity:
Time deposits	150,000	—	—	150,000
Total short-term investments	955,112	521	(2,843)	952,790
Total investments	$955,112	$521	$(2,843)	$952,790
Short-term, highly liquid investments of $392.1 million and $267.6 million as of May 5, 2018 and February 3, 2018, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets, are not included in the tables above because the gross unrealized gains and losses were immaterial as the carrying values approximate fair value due to the short term maturity of such investments.
Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Gross realized gains	$2	$69
Gross realized losses	(862)	(44)
Total net realized gains (losses)	$(860)	$25

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	May 5, 2018		February 3, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$445,026	$444,314	$554,247	$553,866
Due between one and five years	269,439	267,740	400,866	398,924
Due over five years	—	—	—	—
	$714,465	$712,054	$955,113	$952,790
For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities, aggregated by investment category and length of time in an unrealized position, are presented in the following tables (in thousands):

	May 5, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$123,181	$(219)	$45,137	$(302)	$168,318	$(521)
Foreign government and agency debt	—	—	1,796	(13)	1,796	(13)
Municipal debt securities	1,314	(1)	—	—	1,314	(1)
Corporate debt securities	195,971	(1,660)	39,594	(498)	235,565	(2,158)
Asset backed securities	26,146	(158)	2,161	(39)	28,307	(197)
Total securities	$346,612	$(2,038)	$88,688	$(852)	$435,300	$(2,890)

	February 3, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and agency debt	$148,538	$(298)	$51,332	$(346)	$199,870	$(644)
Foreign government and agency debt	3,993	(1)	2,994	(16)	6,987	(17)
Municipal debt securities	1,969	(6)	—	—	1,969	(6)
Corporate debt securities	253,380	(1,514)	46,805	(485)	300,185	(1,999)
Asset backed securities	37,636	(145)	2,167	(32)	39,803	(177)
Total securities	$445,516	$(1,964)	$103,298	$(879)	$548,814	$(2,843)

As of May 5, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the amortized cost basis. In addition, as of May 5, 2018, the Company anticipates that it will recover the amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended May 5, 2018.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Derivative Financial Instruments
The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities less than 12 months which mitigates the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments. There were no outstanding forward contracts at May 5, 2018 and February 3, 2018.

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
The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statements of Operations
		Three Months Ended
	Location of Gains (Losses) in Statements of Operations	May 5, 2018	April 29, 2017
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$—	$475
	Selling, general and administrative	—	63
		$—	$538

The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive loss are presented in the following table (in thousands):

	Three Months Ended
Affected Line Item in the Statements of Operations:	May 5, 2018	April 29, 2017
Operating costs and expenses:
Cash flow hedges:
Research and development	$—	$71
Selling, general and administrative	—	9
Total	$—	$80

The portion of gains (losses) excluded from the assessment of hedge effectiveness is included in interest and other income, net. These amounts were not material in the three months ended April 29, 2017. The Company did not have hedge ineffectiveness from derivative financial instruments in the three months ended April 29, 2017. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.
Note 7. Fair Value Measurements
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
The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, foreign government and agency debt, municipal debt securities, corporate debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, the severance pay fund is classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at May 5, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$93,108	$—	$—	$93,108
Time deposits	—	9,385	—	9,385
U.S. government and agency debt	248,901	—	—	248,901
Municipal debt securities	—	5,290	—	5,290
Corporate debt securities	—	35,424	—	35,424
Short-term investments:
Time deposits	—	100,000	—	100,000
U.S. government and agency debt	193,703	—	—	193,703
Foreign government and agency debt	—	1,796	—	1,796
Municipal debt securities	—	1,314	—	1,314
Corporate debt securities	—	386,482	—	386,482
Asset backed securities	—	28,758	—	28,758
Other non-current assets:
Severance pay fund	—	868	—	868
Total assets	$535,712	$569,317	$—	$1,105,029

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at February 3, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$18,503	$—	$—	$18,503
Time deposits	—	65,117	—	65,117
U.S. government and agency debt	51,589	—	—	51,589
Municipal debt securities	—	5,290	—	5,290
Corporate debt securities	—	127,076	—	127,076
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	247,741	—	—	247,741
Foreign government and agency debt	—	6,987	—	6,987
Municipal debt securities	—	2,728	—	2,728
Corporate debt securities	—	503,079	—	503,079
Asset backed securities	—	42,255	—	42,255
Other non-current assets:
Severance pay fund	—	896	—	896
Total assets	$317,833	$903,428	$—	$1,221,261

Note 8. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of May 5, 2018, these foundries had incurred approximately $150.3 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification
The Company has agreed to indemnify certain customers for claims made against the Company’s products where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim, as well as the customer's attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. However, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contingencies and Legal Proceedings
The Company and certain of its subsidiaries are engaged in legal proceedings and claims which arise in the ordinary course of its business. The Company is currently unable to predict the final outcome of these matters and, therefore, cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and where it has made an accrual. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation, particularly patent litigation, could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows. For additional discussion regarding certain risks related to litigation matters, please see Part II, Item 1A, "Risk Factors."
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

Note 9. Income Tax

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
The income tax provision for the three months ended May 5, 2018 included the current income tax expense of $3.0 million, a net increase in unrecognized tax benefits of $0.3 million, and an expense of $0.4 million related to other discrete items recorded in the quarter. The net increase in unrecognized tax benefits arose from penalties and interest of $0.5 million accrued on the outstanding unrecognized tax benefit balance, partially offset by the release of $0.2 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions.

The income tax provision for the three months ended April 29, 2017 included the current income tax expense of $3.5 million, a net increase in unrecognized tax benefits of $1.0 million, and an expense of $0.7 million related to other discrete items recorded in the quarter. The net increase in unrecognized tax benefits arose from penalties and interest of $0.7 million accrued on the outstanding unrecognized tax benefit balance, plus the accrual of $0.6 million for changes in prior year tax positions, partially offset by the release of $0.3 million due to expiration of the statute of limitations in certain non-U.S. jurisdictions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $11.9 million from the lapse of statutes of limitation in various jurisdictions during the next twelve months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.7 million and $0.7 million for the three months ended May 5, 2018 and April 29, 2017, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended May 5, 2018 and April 29, 2017.

The Tax Cuts and Jobs Act ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of February 3, 2018. There were no additional adjustments made to these amounts in the quarter ended May 5, 2018. As the Company continues its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company's provision for income taxes in the period in which the adjustments are made.

The Company’s principal source of liquidity as of May 5, 2018 consisted of approximately $1.9 billion of cash, cash equivalents and short-term investments, of which approximately $1.0 billion was held by foreign subsidiaries (outside Bermuda). Approximately $550 million of this amount held by foreign subsidiaries is related to subsidiaries whose earnings are undistributed and have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. The amount of undistributed earnings of these subsidiaries for which no deferred tax liability has been provided is $430 million. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $160 million.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Net Income Per Share
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

	Three Months Ended
	May 5, 2018	April 29, 2017
Numerator:
Income from continuing operations, net of tax	$128,612	$99,592
Income from discontinued operations, net of tax	—	7,029
Net income	$128,612	$106,621
Denominator:
Weighted average shares — basic	497,335	503,790
Effect of dilutive securities:
Share-based awards	11,381	13,802
Weighted average shares — diluted	508,716	517,592
Income from continuing operations per share:
Basic	$0.26	$0.20
Diluted	$0.25	$0.20
Income from discontinued operations per share:
Basic	$—	$0.01
Diluted	$—	$0.01
Net income per share:
Basic	$0.26	$0.21
Diluted	$0.25	$0.21
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

The amount of anti-dilutive potential shares from share-based awards was 5.2 million weighted average shares outstanding and 9.2 million weighted average shares outstanding for the three months ended May 5, 2018 and April 29, 2017, respectively.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to complete the merger with Cavium, Inc. on a timely basis, or at all;

•	our ability to realize anticipated synergies in connection with the Cavium acquisition;

•	our dependence on a small number of customers;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;
our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the hard disk drive market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the effects of transitioning to smaller geometry process technologies;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to recruit and retain experience executive management as well as highly skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the impact and costs associated with changes in international financial and regulatory conditions;

•	the impact of any changes in our application of the United Stated federal income tax laws and the loss of any beneficial treatment that we currently enjoy;

•	our maintenance of an effective system of internal controls; and

•	the outcome of pending or future litigation and legal and regulatory proceedings.

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

In the first quarter of fiscal 2019, our net revenue increased year over year by 6% from $572.7 million net revenue in the first quarter fiscal 2018 compared with $604.6 million in the first quarter of fiscal 2019. The increase was primarily due to a 4% increase in our storage product sales and 11% increase in our networking and connectivity product sales. This increase was partially offset by decreased sales of our other products, which decreased by 10% in relation to the three months ended April 29, 2017.

Pending Business Combination. On November 19, 2017, we entered into an agreement and plan of merger (the “Merger Agreement”) with Cavium, Inc. (“Cavium”), pursuant to which one of our subsidiaries will merge with and into Cavium, with Cavium surviving and becoming our wholly-owned indirect subsidiary (the “Merger”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Merger is primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions.

Pursuant to the Merger Agreement, we will issue 2.1757 common shares and pay $40.00 per share in cash, without interest, for each share of Cavium common stock. The merger consideration will be financed by a mix of cash, new debt financing and issuance of our common stock.

Consummation of the Merger is subject to customary closing conditions, including receipt of regulatory approvals from China's State Administration for Market Regulation (formerly handled by China's MOFCOM Anti-Monopoly Bureau). The transaction has already satisfied the following closing conditions: (i) receipt of the required approval by Cavium shareholders, which was obtained on March 16, 2018; (ii) the expiration of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 26, 2018, and (iii) the receipt of Committee on Foreign Investment in the U.S. ("CFIUS") approval, which was obtained on May 24, 2018. In certain circumstances, a termination fee of up to $180 million may be payable by us or Cavium upon termination of the transaction, as more fully described in the Merger Agreement. For risks related to the pending business combination with Cavium, please see Part II, Item 1A, "Risk Factors," including but not limited to the risks detailed under the caption "Risks Related to Our Proposed Merger with Cavium."

Capital Return Program. Our financial position is strong and we remain committed to delivering shareholder value through our dividend program. We returned $29.8 million to stockholders in the three months ended May 5, 2018 in the form of cash dividend payments.

Cash and Short Term Investments. Our total cash, cash equivalents and short-term investments were $1.9 billion at May 5, 2018, which was slightly higher than our balance at our fiscal year ended February 3, 2018.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	May 5, 2018	April 29, 2017
End Customer:
Western Digital	17%	22%
Toshiba	14%	13%
Seagate	11%	10%
Distributor:
Wintech	10%	*

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 94% of our net revenue in the three months ended May 5, 2018 and April 29, 2017, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption "We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations."

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

Critical Accounting Policies and Estimates

Except for the accounting policy for revenue recognition that was updated as a result of adopting the new accounting standard on the recognition of revenue from contracts with customers, there have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. See Note 3. Revenue - "New revenue recognition policy including significant judgments and estimates" for additional information.

Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 5, 2018	April 29, 2017
Net revenue	100.0%	100.0%
Cost of goods sold	37.9	39.7
Gross profit	62.1	60.3
Operating expenses:
Research and development	29.2	32.8
Selling, general and administrative	12.0	9.6
Restructuring related charges	0.2	0.2
Total operating expenses	41.4	42.6
Operating income from continuing operations	20.7	17.7
Interest and other income, net	1.2	0.6
Income from continuing operations before income taxes	21.9	18.3
Provision (benefit) for income taxes	0.6	0.9
Income from continuing operations, net of tax	21.3%	17.4%

Three months ended May 5, 2018 and April 29, 2017

Net Revenue

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Net revenue	$604,631	$572,709	5.6%

At the beginning of fiscal year 2019, we adopted the new revenue recognition standard using the modified retrospective method. Refer to “Note 3 - Revenue” for further information.

Our net revenue for the three months ended May 5, 2018 increased by $31.9 million compared to net revenue for the three months ended April 29, 2017. This was primarily due to increased sales of our networking and connectivity products by 11% and higher sales of our storage products by 4% related to higher sales of SSD products. This increase was partially offset by decreased sales of our other products, which were down 10% compared to the three months ended April 29, 2017.

In the three months ended May 5, 2018, unit shipments were 9% higher and average selling prices decreased 4% compared to the three months ended April 29, 2017.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Cost of goods sold	$228,938	$227,198	0.8%
% of net revenue	37.9%	39.7%
Gross profit	$375,693	$345,511	8.7%
% of net revenue	62.1%	60.3%

Cost of goods sold as a percentage of net revenue was lower for the three months ended May 5, 2018 due primarily to lower manufacturing costs, improved product mix and lower royalty and tape-out expenses. As a result, gross margin for the three months ended May 5, 2018 increased 1.8 percentage points compared to the three months ended April 29, 2017. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices; and the margin profiles of our new product introductions.

Research and Development

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Research and development	$176,734	$188,096	(6.0)%
% of net revenue	29.2%	32.8%
Research and development expenses decreased by $11.4 million in the three months ended May 5, 2018 compared to the three months ended April 29, 2017. The decrease was primarily attributable to a decrease of $4.5 million in nonrecurring engineering service fees, a decrease of $2.9 million in technology license amortization expense and $2.3 million in lower personnel costs due to headcount reduction.
Selling, general and administrative

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Selling, general and administrative	$72,313	$55,104	31.2%
% of net revenue	12.0%	9.6%
Selling, general and administrative expense increased by $17.2 million in the three months ended May 5, 2018 compared to the three months ended April 29, 2017. The increase was primarily due to an increase of $15.3 million in merger-related costs. Refer to “Note 1- Basis of Presentation” for discussion of the pending merger transaction.

Restructuring Related Charges

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Restructuring related charges	$1,567	$886	76.9%
% of net revenue	0.2%	0.2%

We recognized $1.6 million of total restructuring related charges in the three months ended May 5, 2018 as the Company continues to execute previously announced restructuring actions.
Interest and Other Income, Net

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Interest and other income, net	$7,296	$3,333	118.9%
% of net revenue	1.2%	0.6%
Interest and other income, net, increased by $4.0 million in the three months ended May 5, 2018 compared to the three months ended April 29, 2017. The increase is primarily due to a $2.6 million increase in interest income and a $1.5 million increase associated with foreign currency gain related to the revaluation of foreign currency denominated tax liabilities.
Provision (benefit) for Income Taxes

	Three Months Ended
	May 5, 2018	April 29, 2017	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$3,763	$5,166	(27.2)%

Our income tax provision for the three months ended May 5, 2018 was $3.8 million compared to an income tax provision of $5.2 million for the three months ended April 29, 2017. Our income tax provision for the three months ended May 5, 2018 differs from the same period in the prior year due to a reduction of tax expense on income from continuing operations, including discrete items in the quarter, versus the recognition of a discrete item related to changes in prior tax positions, and an additional accrual related to restructurings in the prior period. The effective tax rate for the three months ended May 5, 2018 and April 29, 2017 differs from the statutory federal rate of 21% primarily due to foreign earnings that are taxed at a substantially lower tax rate.

The Tax Cuts and Jobs Act ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of February 3, 2018. There were no additional adjustments made to these amounts in the quarter ended May 5, 2018. As we continue our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in the realizability of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitation, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. Additionally, please see the information in Part II, Item 1A, “Risk Factors,” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”
Liquidity and Capital Resources
Our principal source of liquidity as of May 5, 2018 consisted of approximately $1.9 billion of cash, cash equivalents and short-term investments, of which approximately $1.0 billion was held by foreign subsidiaries (outside Bermuda). Approximately $550 million of this amount held by foreign subsidiaries is related to subsidiaries whose earnings are undistributed and have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel and the United States. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. The amount of undistributed earnings of these subsidiaries for which no deferred tax liability has been provided is $430 million. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $160 million.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we have been named as defendants in several litigation actions and an unfavorable outcome in any current litigation matter could have a material adverse effect on our liquidity, cash flows and results of operations. For a discussion of litigation related risks, see Part II, Item 1A, "Risk Factors," including the risk detailed under the caption "We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products."
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
Cash Flows from Operating Activities
Net cash flow provided by operating activities for the three months ended May 5, 2018 was $128.8 million. We had net income of $128.6 million, adjusted for the following non-cash items: depreciation and amortization of $20.3 million, share-based compensation expense of $23.9 million, and $1.7 million net loss from other non-cash items. Cash outflow from working capital of $45.7 million for the three months ended May 5, 2018 was primarily driven by an increase in accounts receivable and a decrease in accrued compensation. This outflow was offset by an increase in accrued liabilities. The increase in accounts receivable was driven primarily by an increase in DSO from 45 to 50 days. The decrease in accrued compensation was mainly driven by a decrease in our bonus accrual due to our annual bonus payout in the current period. The increase in accrued liabilities was driven by an increase in variable consideration.

Net cash flow used in operations for the three months ended April 29, 2017 was $134.2 million. We had $106.6 million of net income, adjusted for $38.2 million of non-cash items, which was primarily driven by depreciation and amortization of $20.7 million, share-based compensation expense of $24.0 million, the amortization and write-off of acquired intangible assets of $1.1 million, and gain on the sale of discontinued operations of $8.2 million. The cash outflow from working capital of $10.6 million for the three months ended April 29, 2017 was primarily driven by increases in accounts receivable and inventory, as well as a decrease in accrued liabilities when adjusted for the impacts of investing activities, offset by an increase in accounts payable. The increase in accounts receivable was driven by less favorable sales linearity and a small increase in aged receivables. Inventories primarily associated with HDD inventory increased in preparation for the next quarter's demand. The decrease in accrued liabilities when adjusted for the impact of unsettled investment purchases was driven by a reduction of accruals for restructuring expenses and rebates.
Cash Flows from Investing Activities
Net cash flow provided by investing activities was $216.7 million for the three months ended May 5, 2018 compared to net cash used in investing activities of $17.3 million for the three months ended April 29, 2017. For the three months ended May 5, 2018, net cash provided by investing activities was primarily driven by net proceeds for sales and maturities of available-for sale securities and time deposits of $274.1 million, offset by purchases of available-for-sale securities and time deposits of $38.5 million and purchases of property and equipment of $13.6 million.

For the three months ended April 29, 2017, net cash used in investing activities of $17.3 million was primarily driven by purchase of available-for-sale securities of $198.4 million, offset by sales and maturities of available-for-sale securities of $161.0 million and net proceeds of $23.0 million from the sale of our Broadband business.
Cash Flows from Financing Activities
For the three months ended May 5, 2018, net cash used in financing activities of $66.7 million was primarily attributable to $29.8 million for payment of our quarterly dividends, $23.9 million minimum tax withholding payments on behalf of employees for net share settlements, and $20.5 million payments on technology license obligations. These outflows were partially offset by proceeds of $11.1 million from employee stock plans.

For the three months ended April 29, 2017, net cash used in financing activities of $205.0 million was primarily attributable to $166.3 million for the repurchases of our common stock, $30.0 million for payment of our quarterly dividends, and $21.8 million minimum tax withholding payments on behalf of employees for net share settlements.
Contractual Obligations
We presented our contractual obligations at February 3, 2018 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended May 5, 2018.
Indemnification Obligations
See “Note 8 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of May 5, 2018. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio, excluding time deposits. Based on investment positions as of May 5, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.5 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

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

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 5, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information under the caption “Contingencies” as set forth in “Note 8 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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
In addition, the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the proposed transaction will reduce our liquidity and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
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

•
matters related to the proposed transaction (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;

•	we may be subject to legal proceedings related to the proposed transaction or the failure to complete the proposed transaction;

•	the failure to complete the proposed transaction may result in negative publicity and a negative perception of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue to intensify in the event the proposed transaction is not consummated.

The benefits we expect to realize from the proposed transaction will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also the Risk Factor entitled “Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business."
Furthermore, uncertainties about the proposed transaction may cause our and/or Cavium’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our and/or Cavium’s ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our and/or Cavium’s existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Cavium; delay or defer other decisions concerning us or Cavium; or otherwise seek to change the terms on which they do business with us or Cavium. Any of the above could harm us and/or Cavium and thus decrease the benefits we expect to receive from the proposed transaction.
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
The Merger Agreement limits each of Marvell’s and Cavium’s ability to pursue alternative transactions and, in certain instances, requires payment of a termination fee, which could deter a third party from proposing an alternative transaction.
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

Following the Merger, Marvell may not fully realize the benefits that we expect to receive from the Merger in the time frame anticipated.

Marvell and Cavium currently operate as independent public companies. After the Merger, Marvell will be required to devote significant management attention and resources to integrating the Cavium business. Risks Marvell may face in connection with the acquisition of Cavium include:

•	Regulatory limitations prior to the completion of the Merger on the ability of Marvell's management to conduct planning regarding the integration of the two companies;

•
Marvell may not fully realize the benefits we expect to receive from the transaction, such as increasing revenue or profits, or receive them in the anticipated time frame, due to any unanticipated slower growth in Cavium’s operating results and revenue; and

•
Failure to  identify or accurately assess the magnitude of Cavium’s liabilities Marvell may assume or become liable for as a result of the proposed transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.

The occurrence of any of these risks could have a material adverse effect on Marvell’s business, results of operations, financial condition or cash flows.
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
Marvell, Cavium and members of Cavium’s board of directors have in the past and may in the future be parties, among others, to various claims and litigation related to the Merger Agreement and the Merger, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters may seek to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, litigation could be time consuming and expensive, could divert Marvell’s and Cavium’s management’s attention away from their regular businesses, and, if adversely resolved against either Marvell or Cavium, could have a material adverse effect on Marvell’s or Cavium’s respective financial condition or the condition of the combined company.
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
Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	our ability to complete the merger with Cavium, Inc. on a timely basis, or at all;

•	our ability to realize anticipated synergies in connection with the Cavium acquisition;

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the effects of any acquisitions, divestitures or significant investments, including our merger with Cavium, Inc.;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

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
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 29, 2017 through May 5, 2018, our common shares traded as low as $14.58 and as high as $25.18 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 31% and 35% of our net revenue for the three months ended May 5, 2018 and April 29, 2017, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations. For example, Toshiba Corporation has announced significant financial difficulties not directly related to their semiconductor business but which may have an adverse effect on its overall financial condition or result in a divestiture of the semiconductor portion of its business that purchases our products.
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
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	increased expenses, including, but not limited to, legal, administrative and compensation expenses related to newly hired or terminated employees;

•	key personnel of an acquired company may decide not to work for us;

•	increased costs to integrate or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets;

•	assuming the legal obligations of the acquired company, including potential exposure to material liabilities not discovered in the due diligence process;

•	ineffective or inadequate control, procedures and policies at the acquired company may negatively impact our results of operations;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	potential damage to customer relationships or loss of synergies in the case of divestitures; and

•	unavailability of acquisition financing on reasonable terms or at all.
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
The semiconductor industry, and specifically the storage, networking and connectivity markets, is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the networking market. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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
In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Avago Technologies Limited (now Broadcom Limited (“Broadcom”)) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014; Intel acquired Altera Corporation in December 2015; and NXP Semiconductors acquired Freescale Semiconductor, Ltd. in December 2015. In addition, Qualcomm announced a pending bid to buy NXP Semiconductors. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.
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
Our future success will depend on our ability to develop and introduce new products and enhancements to our existing products in a timely and cost-effective manner. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex and, due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

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
We have experienced a significant transition at the executive management level in the last two years. If our executive team is unable to engage and align mid-management or attract and retain the key talent needed for us to timely achieve our business objectives, our business and results of operations could be harmed.
Our executive management team has gone through a complete transition in the last two years, including the hiring of a new President and CEO, Chief Financial Officer, Chief Accounting Officer and Controller, Chief Operations Officer, Chief Technology Officer, Chief Administration and Legal Officer, Executive Vice President of Worldwide Sales and Marketing and the appointment of new leaders for our corporate development organization and our storage, and networking and connectivity groups. While the individual members of our executive management team each have significant industry-related experience, they previously had not worked together as a group and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.
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
We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The impact on employee morale experienced in connection with our restructuring efforts in fiscal 2017 and 2018, which eliminated approximately 900 jobs worldwide, could make it more difficult for us to add to our workforce when needed due to speculation regarding our future restructuring activities. In addition, our pending merger with Cavium, Inc. may cause our current and prospective employees to experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.

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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 94% of our net revenue in the three months ended May 5, 2018 and April 29, 2017, respectively
We also have substantial operations outside of the United States. These operations are directly influenced by the political and economic conditions of the region in which they are located and, with respect to Israel, possible military hostilities periodically affecting the region that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods.

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

•
trade restrictions, higher tariffs, or changes in cross border taxation, particularly in light of the prospect of changes in U.S. international trade policies following the 2016 U.S. presidential election;

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
Changes in existing taxation benefits, rules or practices may also have a significant effect on our reported results. For example, both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. Furthermore, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualified for Pioneer status until it expired in June 2014. However, we re-negotiated with the Singapore government and in fiscal 2015, they extended the Development and Expansion Incentive until June 2019. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to, and has certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Moreover, receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdiction. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations would be harmed.
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
We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 8 - Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we may be currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”
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
We had approximately $2.0 billion of goodwill on our consolidated balance sheet as of May 5, 2018. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the three months ended May 5, 2018.
Issuer Purchases of Equity Securities
During the three months ended May 5, 2018, we suspended our share repurchase program in anticipation of the funding of our acquisition of Cavium. Therefore, there were no share repurchases during the three months ended May 5, 2018. Although share repurchases are temporarily suspended, we have $358.0 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Memorandum of Association of Marvell Technology Group Ltd.	10-K	000-30877	3.1	3/29/2018
3.2	Certificate of Incorporation of Marvell Technology Group Ltd.	-	-	-	Filed herewith
3.3	Fourth Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	11/10/2016
3.4	Memorandum of Reduction of Share Premium dated August 8, 2011	-	-	-	Filed herewith
3.5	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd. dated June 29, 2006, June 7, 2004, April 25, 2000, July 16, 1999, July 22, 1998, September 26, 1996 and March 10, 1995	-	-	-	Filed herewith
4.1	Specimen common share certificate for Marvell Technology Group Ltd.	10-K	000-30877	4.1	3/29/2018
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	XBRL Instance Document				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

MARVELL TECHNOLOGY GROUP LTD.

Date: June 5, 2018	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)