Form 10-Q
period 2018-08-04
MARVELL TECHNOLOGY GROUP LTD
filed 2018-09-12
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of September 5, 2018 was 658.4 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	August 4, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$498,659	$888,482
Short-term investments	25,000	952,790
Accounts receivable, net	443,276	280,395
Inventories	473,429	170,039
Prepaid expenses and other current assets	72,388	41,482
Assets held for sale	31,182	30,767
Total current assets	1,543,934	2,363,955
Property and equipment, net	327,645	202,222
Goodwill	5,497,608	1,993,310
Acquired intangible assets, net	2,718,061	—
Other non-current assets	275,598	148,800
Total assets	$10,362,846	$4,708,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,297	$145,236
Accrued liabilities	277,098	86,958
Accrued employee compensation	127,381	127,711
Deferred income	3,511	61,237
Liabilities held for sale	3,935	—
Total current liabilities	608,222	421,142
Long-term debt	1,878,617	—
Non-current income taxes payable	52,438	56,976
Deferred tax liabilities	114,312	52,204
Other non-current liabilities	44,191	36,552
Total liabilities	2,697,780	566,874
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, $0.002 par value	1,316	991
Additional paid-in capital	6,153,890	2,733,292
Accumulated other comprehensive loss	—	(2,322)
Retained earnings	1,509,860	1,409,452
Total shareholders’ equity	7,665,066	4,141,413
Total liabilities and shareholders’ equity	$10,362,846	$4,708,287
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net revenue	$665,310	$604,750	$1,269,941	$1,177,459
Cost of goods sold	288,200	239,572	517,138	466,770
Gross profit	377,110	365,178	752,803	710,689
Operating expenses:
Research and development	216,285	180,871	393,019	368,967
Selling, general and administrative	133,701	55,659	206,014	110,763
Restructuring related charges	35,415	4,285	36,982	5,171
Total operating expenses	385,401	240,815	636,015	484,901
Operating income (loss) from continuing operations	(8,291)	124,363	116,788	225,788
Interest income	3,575	3,830	9,644	7,342
Interest expense	(15,795)	(80)	(16,039)	(131)
Other income (loss), net	(2,701)	3,438	(1,230)	3,310
Interest and other income (loss), net	(14,921)	7,188	(7,625)	10,521
Income (loss) from continuing operations before income taxes	(23,212)	131,551	109,163	236,309
Provision (benefit) for income taxes	(29,971)	(3,899)	(26,208)	1,267
Income from continuing operations, net of tax	6,759	135,450	135,371	235,042
Income from discontinued operations, net of tax	—	29,809	—	36,838
Net income	$6,759	$165,259	$135,371	$271,880

Net income per share - Basic:
Continuing operations	$0.01	$0.27	$0.26	$0.47
Discontinued operations	$—	$0.06	$—	$0.07
Net income per share - Basic	$0.01	$0.33	$0.26	$0.54

Net income per share - Diluted:
Continuing operations	$0.01	$0.26	$0.25	$0.46
Discontinued operations	$—	$0.06	$—	$0.07
Net income per share - Diluted	$0.01	$0.32	$0.25	$0.53

Weighted average shares:
Basic	552,238	500,817	524,787	502,303
Diluted	562,149	510,309	535,433	513,951

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income	$6,759	$165,259	$135,371	$271,880
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	2,404	556	2,322	(117)
Net change in unrealized gain (loss) on cash flow hedges	—	(765)	—	993
Net change in pension liability	—	1,272	—	—
Other comprehensive income, net of tax	2,404	1,063	2,322	876
Comprehensive income, net of tax	$9,163	$166,322	$137,693	$272,756
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net income	$135,371	$271,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,097	41,186
Share-based compensation	83,244	46,439
Amortization and write-off of acquired intangible assets	25,939	2,136
Amortization of inventory fair value adjustment associated with acquisition of Cavium	22,933	—
Amortization of deferred debt issuance costs and debt discounts	7,073	—
Restructuring related impairment charges (gain)	1,993	(446)
Gain from investment in privately-held company	(1,100)	(750)
Amortization of premium/discount on available-for-sale securities	624	803
Other non-cash expense (income), net	4,227	(1,423)
Deferred income taxes	(21,414)	2,791
Gain on sale of property and equipment	(120)	(283)
Gain on sale of discontinued operations	—	(42,187)
Gain on sale of business	—	(5,254)
Changes in assets and liabilities:
Accounts receivable	(48,749)	(36,313)
Inventories	6,866	(14,712)
Prepaid expenses and other assets	(19,504)	7,854
Accounts payable	(271)	3,968
Accrued liabilities and other non-current liabilities	(11,232)	(33,418)
Accrued employee compensation	(41,539)	(8,375)
Deferred income	(729)	1,284
Net cash provided by operating activities	190,709	235,180
Cash flows from investing activities:
Purchases of available-for-sale securities	(14,956)	(376,227)
Sales of available-for-sale securities	623,896	116,700
Maturities of available-for-sale securities	187,985	169,612
Return of investment from privately-held companies	—	2,388
Purchases of time deposits	(25,000)	(150,000)
Maturities of time deposits	150,000	150,000
Purchases of technology licenses	(1,263)	(1,701)
Purchases of property and equipment	(34,389)	(14,544)
Proceeds from sales of property and equipment	223	1,739
Cash payment for acquisition of Cavium, net of cash and cash equivalents acquired	(2,649,465)	—
Net proceeds from sale of discontinued operations	—	72,205
Net proceeds from sale of business	1,250	—
Other	(5,000)	—
Net cash used in investing activities	(1,766,719)	(29,828)
Cash flows from financing activities:
Repurchases of common stock	—	(387,558)
Proceeds from employee stock plans	44,580	97,811
Minimum tax withholding paid on behalf of employees for net share settlement	(36,776)	(24,814)
Dividend payments to shareholders	(69,181)	(60,086)
Payments on technology license obligations	(29,478)	(14,296)
Proceeds from issuance of debt	1,892,605	—
Principal payments of debt	(606,128)	—
Payment of equity and debt financing costs	(9,435)	—
Net cash provided by (used in) financing activities	1,186,187	(388,943)
Net decrease in cash and cash equivalents	(389,823)	(183,591)
Cash and cash equivalents at beginning of period	888,482	814,092
Cash and cash equivalents at end of period	$498,659	$630,501
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended August 4, 2018, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2018 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2018 had a 53-week year. Fiscal 2019 is a 52-week year.

On July 6, 2018, the Company completed its acquisition of Cavium, Inc. (“Cavium”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. Cavium designs, develops and markets semiconductor processors for intelligent and secure networks. The consolidated financial statements include the operating results of Cavium for the period from the date of acquisition to the Company's second quarter ended August 4, 2018. See “Note 3 - Business Combination” for more information.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that superseded nearly all existing revenue recognition guidance under GAAP. The new standard requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for certain costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenue and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. The Company adopted the standard on a modified retrospective basis in the first quarter of fiscal year 2019, with the cumulative effect recognized in retained earnings at the date of adoption. See "Note 5 - Revenue" for additional information on the impact of the adoption of the new standard on the Company’s consolidated financial statements.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

In June 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that substantially aligns the accounting for shared-based payments to non-employees and employees. The standard is required to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted the standard in the second quarter of fiscal 2019. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued an accounting standard update to align the requirements for capitalizing implementation costs incurred in a software hosting arrangement that is a service contract and costs to develop or obtain internal-use software. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

Note 3. Business Combination
On July 6, 2018, the Company completed the acquisition of Cavium (the “Cavium acquisition”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Cavium acquisition was primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions. In accordance with the terms of the Agreement and Plan of Merger, dated as of November 19, 2017, by and among the Company and Cavium (the “Cavium merger agreement”), the Company acquired all outstanding shares of common stock of Cavium (the “Cavium shares”) for $40.00 per share in cash and 2.1757 shares of the Company’s common stock exchanged for each share of Cavium stock. The Company also made cash payments for the fractional shares that resulted from conversion as specified in the Cavium merger agreement. The merger consideration was funded with a combination of cash on hand, new debt financing and issuance of the Company’s common shares. See “Note 4 - Debt” for discussion of the debt financing.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes the total merger consideration (in thousands, except share and per share data):

Cash consideration to Cavium common stockholders	$2,819,812
Common stock (153,376,408 shares of the Company's common stock at $21.34 per share)	3,273,053
Cash consideration for intrinsic value of vested director stock options and employee accelerated awards attributable to pre-acquisition service	10,642
Stock consideration for employee accelerated awards attributable to pre-acquisition service	7,804
Fair value of the replacement equity awards attributable to pre-acquisition service	50,485
Total merger consideration	$6,161,796

Pursuant to the Cavium merger agreement, the Company assumed the outstanding employee equity awards originally granted by Cavium and converted such shares into the Company’s equivalent awards. The outstanding vested options held by directors of Cavium were settled in cash as specified in the Cavium merger agreement. The portion of the fair value of partially vested awards associated with pre-acquisition service of Cavium employees represented a component of the total consideration, as presented above.
The merger consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the closing date of the acquisition. Any such revisions or changes may be material.

In accordance with US GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. Goodwill of $3.5 billion recorded for the Cavium acquisition is not expected to be deductible for tax purposes. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.  The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which the costs are incurred.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$180,989
Accounts receivable	112,270
Inventories	330,778
Prepaid expense and other current assets	19,890
Assets held for sale	483
Property and equipment	115,428
Acquired intangible assets	2,744,000
Other non-current assets	89,139
Goodwill	3,504,302
Accounts payable	(52,383)
Accrued liabilities	(127,837)
Accrued employee compensation	(34,813)
Deferred income	(2,466)
Current portion of long-term debt	(6,123)
Liabilities held for sale	(3,032)
Long-term debt	(600,005)
Non-current income taxes payable	(8,365)
Deferred tax liabilities	(84,360)
Other non-current liabilities	(16,099)
Total merger consideration	$6,161,796

The valuation of identifiable intangible assets and their estimated useful lives are as follows:

	Asset Fair Value	Weighted Average Useful Life (Years)
	(in thousands, except for useful life)
Developed technology	$1,743,000	7.59
In process research and development ("IPR&D")	513,000	n/a
Customer contracts and related relationships	465,000	8.92
Trade names	23,000	4.32
	$2,744,000

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production or are abandoned at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 4 to 9 years.
During the three and six months ended August 4, 2018, the Company incurred $28.2 million and $43.5 million, respectively, in acquisition related costs which were recorded in selling, general and administrative expense in the condensed consolidated statements of operations.  The Company also incurred $22.8 million of debt financing costs. As of August 4, 2018, $0.4 million associated with the Revolving Credit Facility was classified in prepaid expenses and other current assets, $1.5 million associated with the Revolving Credit Facility was classified in other non-current assets, and $14.1 million associated with the term loan and senior notes was classified in long-term debt in the condensed consolidated balance sheet. See “Note 4. Debt” for additional information. Additionally, the Company incurred $2.9 million of equity issuance costs, which were recorded in additional paid-in capital in the condensed consolidated balance sheet.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Since the date of the acquisition, Cavium contributed $41.3 million of the consolidated net revenue for the three and six months ended August 4, 2018. Cavium net loss incurred in the period ended August 4, 2018 was $120.6 million, which included restructuring costs of $22.3 million.
Supplemental Pro Forma Information
The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believe are reasonable under the circumstances.

The following supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Cavium had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2018, nonrecurring pro forma adjustments directly attributable to the Merger included (i) share-based compensation expense of $37.8 million, (ii) the purchase accounting effect of inventories acquired of $199.7 million, (iii) interest expense of $6.1 million and (iv) transaction costs of $114.6 million. The supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Merger actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.
The supplemental pro forma financial information for the periods presented is as follows:

	Six months ended
	August 4, 2018	July 29, 2017
	(in thousands, except per share data)
Pro forma net revenue	$1,612,873	$1,649,129
Pro forma net income (loss)	57,453	(204,632)

Pro forma net income (loss) per share, basic	$0.09	$(0.31)
Pro forma net income (loss) per share, diluted	0.09	(0.31)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 4. Debt
On July 6, 2018, the Company completed its acquisition of Cavium. In connection with the acquisition (see "Note 3 - Business Combination"), the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes. Upon completion of the offering of the senior unsecured notes in June 2018, the Company terminated an $850 million bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time of the Merger Agreement executed in November 2017. The bridge loan was never drawn upon.
Term Loan and Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with certain lenders and Goldman Sachs Bank USA, as the general administrative agent and the term facility agent, and Bank of America, N.A., as the revolving facility agent. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit (“Revolving Credit Facility”) and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility is intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of August 4, 2018, the Revolving Credit Facility has not been drawn upon. Following is further detail of the terms of the various debt agreements.
The Term Loan has a three year term which matures on June 13, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps as of August 4, 2018. The effective interest rate for the Term Loan was 3.912% as of August 4, 2018. As of August 4, 2018, the entire principal balance of $900.0 million Term Loan was outstanding. The Term Loan does not require any scheduled principal payments prior to final maturity. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of August 4, 2018, the full amount of the Revolving Credit Facility of $500 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was initially 0.175% per year.
The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant not to exceed 3 to 1 as of the end of any fiscal quarter. As of August 4, 2018, the Company was in compliance with all of its debt covenants.
Senior Unsecured Notes
On June 22, 2018, the Company completed a public offering of (i) $500.0 million aggregate principal amount of the Company's 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company's 4.875% Senior Notes due 2028 ("the “2028 Notes” and, together with the 2023 Notes, “the Senior Notes”).
The 2023 Notes mature on June 22, 2023 and the 2028 Notes mature on June 22, 2028. The stated and effective interest rates for the 2023 Notes are 4.200% and 4.423%, respectively. The stated and effective interest rates for the 2028 Notes are 4.875% and 5.012%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at August 4, 2018 (in thousands):

August 4, 2018
Face Value Outstanding:
Term Loan	$900,000
2023 Notes	500,000
2028 Notes	500,000
Total borrowings	$1,900,000
Less: Unamortized debt discount and issuance cost	(21,383)
Net carrying amount of debt	$1,878,617
Less: Current portion	$—
Non-current portion	$1,878,617

During the three and six months ended August 4, 2018, the Company recognized $9.1 million interest expense in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.
As of August 4, 2018, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal year	Amount
2019	$—
2020	—
2021	—
2022	900,000
2023	—
Thereafter	$1,000,000

Repayment of Debt and Termination of Credit Facility of Cavium
On July 6, 2018, concurrent with completing the acquisition of Cavium as further described in “Note 3 - Business Combination,” the Company assumed and paid all of Cavium's outstanding debt and accrued interest of $606.6 million. Cavium's debt was governed under a credit agreement dated August 16, 2016, which was terminated following the repayment.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Revenue
Effect of the Adoption of the New Revenue Standard
At the beginning of fiscal year 2019, the Company adopted the new revenue recognition standard on a modified retrospective basis, with the cumulative effect recognized in retained earnings at the date of adoption. The Company elected to apply the new revenue standard retrospectively to all contracts that are not completed contracts at the date of the initial adoption. Based on the Company’s assessment of this new accounting standard, a change in revenue recognition timing on its component sales made to distributors was made in the first quarter of fiscal year 2019 and the Company started to recognize revenue when the Company transfers control to the distributor rather than deferring recognition until the distributor sells the components. In addition, the Company established accruals for the variable consideration aspect of sales, estimated based on historical experience, which include estimates for price discounts, price protection, rebates, returns and stock rotation programs. On the date of initial adoption, the Company removed the deferred income on component sales made to distributors and recorded estimates of the accruals for variable consideration through a cumulative adjustment to retained earnings. The net impact to the opening balance of retained earnings related to the adoption of the new standard was an increase of $34.2 million.

The following table summarizes the effects of adopting the new revenue standard on the Company's financial statements for the fiscal year beginning February 4, 2018 as an adjustment to the opening balance. Such adjustments were of a non-cash nature.

(In thousands)	Balance as of February 3, 2018	Adjustments	Opening Balance as of February 4, 2018
Consolidated balance sheet:
Assets
Accounts receivable, net	$280,395	$1,862	$282,257
Inventory	170,039	2,016	172,055
Other non-current assets	148,800	42,116	190,916
Liabilities and shareholders' equity:
Accrued liabilities	86,958	70,336	157,294
Deferred income	61,237	(58,560)	2,677
Retained earnings	$1,409,452	$34,218	$1,443,670

The following tables summarize financial statement line items that are affected in the current reporting period by the application of the new revenue recognition policy as compared with the previous revenue recognition policy which was in effect in prior periods in accordance with ASC 605, Revenue Recognition:

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 4, 2018
(In thousands)	As currently reported	Adjustments	Balances without adoption of new revenue standard
Consolidated balance sheet:
Assets
Accounts receivable, net	$443,276	$—	$443,276
Inventory	473,429	(1,478)	471,951
Other non-current assets	275,598	(59,174)	216,424
Liabilities and shareholders' equity:
Accrued liabilities	277,098	(92,890)	184,208
Deferred income	3,511	78,492	82,003
Retained earnings	$1,509,860	$(46,254)	$1,463,606

	Three Months Ended August 4, 2018			Six Months Ended August 4, 2018
(In thousands, except per share amounts)	As currently reported	Adjustments	Balances without adoption of new revenue standard	As currently reported	Adjustments	Balances without adoption of new revenue standard
Consolidated statement of operation:
Net revenue	$665,310	$(2,002)	$663,308	$1,269,941	$(17,531)	$1,252,410
Cost of goods sold	288,200	(2,099)	286,101	517,138	(5,495)	511,643
Net income (loss)	6,759	97	6,856	135,371	(12,036)	123,335
Net income (loss) per share - Basic	0.01	—	0.01	0.26	(0.02)	0.24
Net income (loss) per share - Diluted	$0.01	$—	$0.01	$0.25	$(0.02)	$0.23

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

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

The Company enters into contracts that may include various combinations of products and services that are capable of being distinct and accounted for as separate performance obligations. To date, the majority of the revenue has been generated by sales associated with storage and networking products. Revenue from services has been insignificant. Performance obligations associated with product sales transactions are generally satisfied when control passes to customers upon shipment. Accordingly, product revenue is recognized at a point in time when control of the asset is transferred to the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For product revenue, the performance obligation is deemed to be the delivery of the product and therefore, the revenue is generally recognized upon shipment to customers, net of accruals for estimated sales returns and rebates. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer. Some of the Company’s sales are made to distributors under agreements allowing for price protection, price discounts and limited rights of stock rotation on products unsold by the distributors. Control passes to the distributor upon shipment, and terms and payment by the Company’s distributors is not contingent on resale of the product. Product revenue on sales made to distributors with price protection and stock rotation rights is recognized upon shipment to distributors, with an accrual for the variable consideration aspect of sales to distributors, estimated based on historical experience, including estimates for price discounts, price protection, rebates, and stock rotation programs.

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
Disaggregation of Revenue
The majority of the Company's revenue is generated from sales of the Company’s products.

The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	August 4, 2018	% of Total	August 4, 2018	% of Total
Net revenue by product group:
Storage (1)	$335,764	50%	652,833	51%
Networking (2)	283,330	43%	527,558	42%
Other (3)	46,216	7%	89,550	7%
	$665,310		$1,269,941

1)	Storage products are comprised primarily of HDD, SSD Controllers, Fibre Channel Adapters and Data Center Storage Solutions.

2)
Networking products are comprised primarily of Ethernet Switches, Ethernet Transceivers, Ethernet NICs, Embedded Communications and Infrastructure Processors, Automotive Ethernet, Security Adapters and Processors as well as Connectivity products. In addition, this grouping includes a few legacy product lines in which the Company no longer invests, but will generate revenue for several years.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

3)	Other products are comprised of primarily Printer Solutions, Application Processors and others.

The following table summarizes net revenue disaggregated by primary geographical market (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	August 4, 2018	% of Total	August 4, 2018	% of Total
Net revenue based on destination of shipment:
China	$292,033	44%	$566,542	45%
Malaysia	96,127	14%	186,750	15%
Philippines	55,416	8%	113,183	9%
Thailand	39,256	6%	80,790	6%
United States	16,563	2%	32,592	3%
Other	165,915	26%	290,084	22%
	$665,310		$1,269,941

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	August 4, 2018	% of Total	August 4, 2018	% of Total
Net revenue by customer type:
Direct customers	$532,351	80%	1,002,827	79%
Distributors	132,959	20%	267,114	21%
	$665,310		$1,269,941
Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of August 4, 2018, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2019 was $79.6 million. During the six months ended August 4, 2018, contract liabilities increased by $363.3 million associated with variable consideration estimates for additional shipments in the quarter, offset by $336.7 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the second quarter ended in fiscal year 2019 was $106.2 million.
Sales Commissions
Sales commissions are generally earned by the salespersons based on shipments to customers. The Company has elected to apply the practical expedient to expense these costs when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 6. Goodwill and Acquired Intangible Assets, Net
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of August 4, 2018 and February 3, 2018 is $5.5 billion and $2.0 billion, respectively. The change in the carrying value of goodwill from February 3, 2018 to August 4, 2018 was due to the Cavium acquisition. See “Note 3 - Business Combination” for further discussion of the acquisition.
Acquired Intangible Assets, Net
There had been no new acquired intangible assets in fiscal year 2018, and as of February 3, 2018, the gross value of acquired intangible assets was fully amortized. In connection with the Cavium acquisition on July 6, 2018, the Company acquired $2.7 billion of intangible assets. As of the second quarter ended August 4, 2018, net carrying amounts are as follows (in thousands, except for weighted average remaining amortization period):

	August 4, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,743,000	$(18,984)	$1,724,016	7.59
Customer contracts and related relationships	465,000	(6,501)	458,499	8.92
Trade names	23,000	(454)	22,546	4.32
Total acquired amortizable intangible assets	$2,231,000	$(25,939)	$2,205,061	7.83
IPR&D	513,000	—	513,000
Total acquired intangible assets	$2,744,000	$(25,939)	$2,718,061

Amortization expense from acquired intangible assets for the three and six months ended August 4, 2018 was $25.9 million. The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of August 4, 2018 (in thousands):

Fiscal Year	Amount
Remainder of 2019	$157,380
2020	309,701
2021	301,580
2022	293,024
2023	285,596
Thereafter	857,780
$2,205,061

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Restructuring and Other Related Charges
The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. In connection with the Cavium acquisition, the Company recorded restructuring and other related charges of $35.4 million for the three months ended August 4, 2018. These restructuring costs consist of approximately $22.3 million in severance and related costs, $11.0 million in facilities and related costs, and $2.1 million in other exit-related costs. The Company expects to complete these restructuring actions by the end of fiscal 2020.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at February 3, 2018	$654	$462	$555	$1,671
Restructuring charges - continuing operations	24,057	11,057	262	35,376
Net cash payments	(3,617)	(1,743)	(541)	(5,901)
Release of reserves	(307)	—	—	(307)
Exchange rate adjustment	(91)	—	—	(91)
Balance at August 4, 2018	$20,696	$9,776	$276	$30,748
Less: non-current portion	$—	$5,878	$—	$5,878
Current portion	$20,696	$3,898	$276	$24,870
The remaining accrued severance and related costs and the other exit-related costs are expected to be paid in fiscal 2019. The remaining accrued facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2028, net of estimated sub-lease income.

Note 8. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	August 4, 2018	February 3, 2018
Inventories:
Work-in-process	$257,906	$103,711
Finished goods	215,523	66,328
Total inventories	$473,429	$170,039

The inventory balance at August 4, 2018 includes $200.4 million related to the inventory step-up adjustment from the Cavium acquisition.

	August 4, 2018	February 3, 2018
Property and equipment, net:
Machinery and equipment	$609,376	$535,416
Land, buildings, and leasehold improvements	279,880	247,675
Computer software	102,943	98,253
Furniture and fixtures	27,235	21,139
	1,019,434	902,483
Less: Accumulated depreciation and amortization	(691,789)	(700,261)
Total property and equipment, net	$327,645	$202,222

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Current accrued liabilities are comprised of the following at August 4, 2018 and February 3, 2018, respectively:

	August 4, 2018	February 3, 2018
Accrued liabilities:
Contract liabilities	$106,191	$—
Technology license obligations	76,050	28,488
Accrued royalties	18,003	11,860
Accrued rebates (1)	—	9,292
Accrued legal related expenses	14,664	13,050
Unsettled investment trades (2)	—	4,497
Restructuring liabilities	24,870	1,612
Accrued income tax payable	9,735	959
Other	27,585	17,200
Total accrued liabilities	$277,098	$86,958

(1) Accrued rebates are classified as part of contract liabilities beginning in fiscal year 2019 upon adoption of the new revenue recognition standard.

(2) Unsettled investment trades represent amounts owed to third parties for investment purchases for which cash settlement has not yet occurred.

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables:

Unrealized Gain (Loss) on Marketable Securities (1)
Balance at February 3, 2018	$(2,322)
Other comprehensive loss before reclassifications	(733)
Amounts reclassified from accumulated other comprehensive gain	3,055
Net current-period other comprehensive gain, net of tax	2,322
Balance at August 4, 2018	$—

	Unrealized Gain (Loss) on Marketable Securities (1)	Unrealized Gain (Loss) on Cash Flow Hedges (2)	Total
Balance at January 28, 2017	$(801)	$824	$23
Other comprehensive income (loss) before reclassifications	(146)	2,341	2,195
Amounts reclassified from accumulated other comprehensive income (loss)	29	(1,348)	(1,319)
Net current-period other comprehensive income (loss), net of tax	(117)	993	876
Balance at July 29, 2017	$(918)	$1,817	$899

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.
(2) The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive income (loss) are recorded in operating expenses. See "Note 10- Derivative Financial Instruments" for additional information on the affected line items in the condensed consolidated statements of operations.

Consolidated Statements of Cash Flows
The noncash consideration paid for the acquisition of Cavium was $3.3 billion for the three and six months ended August 4, 2018.

Note 9. Investments
As of August 4, 2018, the Company has $25.0 million time deposits on hand. As of February 3, 2018, the following table summarizes the Company’s investments (in thousands):

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
Short-term, highly liquid investments of $78.5 million and $267.6 million as of August 4, 2018 and February 3, 2018, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not included in the table above because the gross unrealized gains and losses were immaterial as the carrying values approximate fair value due to the short term maturity of such investments.
Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gross realized gains	$369	$16	$371	$85
Gross realized losses	(2,575)	(69)	(3,437)	(113)
Total net realized gains (losses)	$(2,206)	$(53)	$(3,066)	$(28)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The contractual maturities of available-for-sale and held-to-maturity securities are presented in the following tables (in thousands):

	August 4, 2018		February 3, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,000	$25,000	$554,247	$553,866
Due between one and five years	—	—	400,866	398,924
Due over five years	—	—	—	—
	$25,000	$25,000	$955,113	$952,790
There are no securities on hand at August 4, 2018 that have been in a continuous unrealized loss position. Such securities are presented as follows for the fiscal year ended February 3, 2018:

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 10. Derivative Financial Instruments
The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities less than 12 months which mitigates the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments. There were no outstanding forward contracts at August 4, 2018 and February 3, 2018.

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
For the three and six months ended August 4, 2018, the Company did not have any derivative financial instruments. The following table provides information about gains (losses) associated with the Company’s derivative financial instruments for the three and six months ended July 29, 2017 (in thousands):

		Amount of Gains (Losses) in Statements of Operations
		Three Months Ended	Six Months Ended
	Location of Gains (Losses) in Statements of Operations	July 29, 2017	July 29, 2017
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$1,251	$1,726
	Selling, general and administrative	331	394
		$1,582	$2,120

The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive loss for the three and six months ended July 29, 2017 are presented in the following table (in thousands):

	Three Months Ended	Six Months Ended
Affected Line Item in the Statements of Operations:	July 29, 2017	July 29, 2017
Operating costs and expenses:
Cash flow hedges:
Research and development	$1,003	$1,074
Selling, general and administrative	265	274
Total	$1,268	$1,348

The portion of gains (losses) excluded from the assessment of hedge effectiveness is included in interest and other income, net. These amounts were not material in the three and six months ended July 29, 2017. The Company did not have hedge ineffectiveness from derivative financial instruments in the three and six months ended August 4, 2018 and July 29, 2017. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 11. Fair Value Measurements
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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at August 4, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$17,759	$—	$—	$17,759
Time deposits	—	60,730	—	60,730
Short-term investments:
Time deposits	—	25,000	—	25,000
Other non-current assets:
Severance pay fund	—	869	—	869
Total assets	$17,759	$86,599	$—	$104,358

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	Fair Value Measurements at February 3, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$18,503	$—	$—	$18,503
Time deposits	—	65,117	—	65,117
U.S. government and agency debt	51,589	—	—	51,589
Municipal debt securities	—	5,290	—	5,290
Corporate debt securities	—	127,076	—	127,076
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	247,741	—	—	247,741
Foreign government and agency debt	—	6,987	—	6,987
Municipal debt securities	—	2,728	—	2,728
Corporate debt securities	—	503,079	—	503,079
Asset backed securities	—	42,255	—	42,255
Other non-current assets:
Severance pay fund	—	896	—	896
Total assets	$317,833	$903,428	$—	$1,221,261

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. At August 4, 2018, the estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.0 billion and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 12. Commitments and Contingencies
Lease Commitments
The Company leases some of its facilities, equipment and computer aided design software under non-cancelable operating leases. Further, the Company assumed operating leases following the acquisition of Cavium. The Company also purchases certain intellectual property under technology license obligations and assumed similar liability from the acquisition of Cavium. Technology license obligations include the liabilities under agreements for technology licenses between the Company and various vendors. Future minimum lease payments, net of estimated sublease income, and payments under technology license obligations as of August 4, 2018 are presented in the following table (in thousands):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Fiscal Year	Technology License Obligations	Operating Leases	Total
Remainder of 2019	$22,934	$31,994	$54,928
2020	30,522	40,812	71,334
2021	7,800	28,299	36,099
2022	—	26,005	26,005
2023	—	19,215	19,215
Thereafter	—	28,569	28,569
Total future minimum lease payments	$61,256	$174,894	$236,150
Less: Amount representing interest	(986)
Present value of future minimum payments	$60,270
Less: Current portion	(35,352)
Non-current portion	$24,918

Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of August 4, 2018, these foundries had incurred approximately $160.8 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification
The Company has agreed to indemnify certain customers for claims made against the Company’s products where such claims allege infringement or misappropriation of third-party intellectual property rights, including, but not limited to, patents, registered trademarks, copyrights and/or trade secrets. Under the aforementioned indemnification clauses, the Company may be obligated to defend customers and pay for the damages awarded against the customer under an infringement or misappropriation claim, as well as customers' attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. However, there are typically limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

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

Note 13. Shareholder's Equity
Following the Cavium acquisition and in accordance with the Cavium merger agreement, certain outstanding options to purchase shares of Cavium common stock and certain restricted stock units with respect to Cavium common stock, each granted under Cavium 2016 Equity Incentive Plan (“Cavium 2016 EIP”), Cavium 2007 Equity Incentive Plan (“Cavium 2007 EIP”) and QLogic 2005 Performance Incentive Plan, as assumed by Cavium effective August 16, 2016 (“QLogic 2005 Plan”), (and collectively, with the Cavium 2016 EIP and the Cavium 2007 EIP, the “Cavium Plans”), were assumed by the Company and converted into options to purchase common shares of the Company and restricted stock units with respect to common shares of the Company, respectively. The Company filed a registration statement on July 6, 2018 to register 15,824,555 common shares of the Company, issuable under the Cavium Plans, comprised of 2,535,940 common shares issuable pursuant to outstanding but unexercised options under the Cavium Plans and 13,288,615 common shares issuable pursuant to outstanding unvested restricted stock units under the Cavium Plans.
Cavium 2016 EIP

The Cavium 2016 EIP was adopted by Cavium on June 15, 2016 and was intended as the successor to and continuation of Cavium 2007 EIP. The Cavium 2016 EIP provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards, which may be granted to employees, directors and consultants. Awards under the Cavium 2016 EIP generally vest over four years and expire seven to ten years from the date of grant. Following the effective date, no additional awards were granted under the Cavium 2007 EIP.

Cavium 2007 EIP

Cavium adopted the Cavium 2017 EIP in May 2017 upon completion of its initial public offering. The Cavium 2007 EIP provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation and performance cash awards, all of which may be granted to employees (including officers), directors, and consultants or affiliates. Awards granted under the Cavium 2007 EIP vest at the rate specified by the plan administrator, for stock options, typically with 1/8th of the shares vesting six months after the date of grant and 1/48th of the shares vesting monthly thereafter over the next three and one half years and for restricted stock unit awards typically with quarterly vesting over four years. Awards expire seven to ten years from the date of grant.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

QLogic 2005 Plan

The QLogic 2005 Plan was assumed and registered by Cavium upon its completion of acquisition of QLogic Corporation on August 16, 2016. The QLogic 2005 Plan provided for the issuance of restricted stock unit awards, incentive and non-qualified stock options, and other stock-based incentive awards. Restricted stock unit awards granted pursuant to the QLogic 2005 Plan to employees subject to a service condition generally vest over four years from the date of grant. Stock options granted pursuant to the QLogic 2005 Plan to employees have ten-year terms and generally vest over four years from the date of grant.

Cavium Acquisition-related Equity Awards

The awards under the Cavium Plans assumed by the Company in the Cavium acquisition were measured at the acquisition date based on the estimated fair value of $357.1 million. A portion of that fair value, $68.9 million, which represented the pre-acquisition service provided by employees to Cavium, was included in the total consideration transferred as part of the acquisition. As of the acquisition date, the remaining portion of the fair value of those awards was $288.2 million, representing post-acquisition share-based compensation expense that will be recognized as these employees provide service over the remaining vesting periods. During the three months ended August 4, 2018, the Company recognized $47.1 million of share-based compensation expense in connection with the acquisition of Cavium, of which $37.8 million was due to the accelerated vesting of outstanding equity awards of certain Cavium employees.
Summary of Share-based Compensation Expense
The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Continuing operations:
Cost of goods sold	$4,748	$1,810	$6,653	$3,236
Research and development	26,859	12,371	41,144	26,361
Selling, general and administrative	41,816	7,186	49,478	13,509
Share-based compensation - continuing operations	$73,423	$21,367	$97,275	$43,106
Discontinued operations:
Cost of goods sold	—	—	—	—
Research and development	—	954	—	3,098
Selling, general and administrative	—	101	—	235
Share-based compensation - discontinued operations	—	1,055	—	3,333
Total share-based compensation	$73,423	$22,422	$97,275	$46,439
Share-based compensation capitalized in inventory was $2.3 million at August 4, 2018 and $1.3 million at February 3, 2018.

Note 14. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, and acquisitions, as well as the integration of such acquisitions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the benefit of a substantial portion of its earnings being taxed at rates lower than the U.S. statutory rate. The Company estimates that its effective tax rate could be adversely affected by pre-tax losses incurred in certain non-U.S. jurisdictions subject to tax rates lower than 21% for which it does not realize a tax benefit. These losses reduce the Company's pre-tax income without a corresponding reduction in its tax expense, and therefore increase its effective tax rate.
On July 6, 2018, the Company completed the acquisition of Cavium, Inc. (“Cavium”). With this acquisition, the Company is projecting significant amounts of pre-tax losses in the U.S. in the current fiscal year for which an income tax benefit is realized at the U.S. statutory rate of 21%. This income tax benefit is in excess of the Company's projected income taxes from other jurisdictions. As a result, the Company's estimated annual effective tax rate reflects a consolidated income tax benefit. It is possible that significant negative evidence may become available to reach a conclusion that a valuation allowance will be needed, and as such, the Company may recognize a valuation allowance in the next 12 months.
The income tax benefit of $30.0 million and $26.2 million, respectively, for the three and six months ended August 4, 2018, included a tax benefit from a net reduction in unrecognized tax benefits of $7.5 million and $7.2 million, respectively, and a tax benefit related to other discrete items recorded in the three and six month period of $2.8 million and $2.4 million, respectively.

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of February 3, 2018. There were no additional adjustments made to these amounts in the three or six month period ended August 4, 2018. As the Company continues its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“I.R.S.”), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company's provision for income taxes in the period in which the adjustments are made.
The Company's gross unrecognized tax benefits were $177.5 million and $23.2 million on August 4, 2018 and February 3, 2018, respectively. The net increase to the Company's gross unrecognized tax benefits of $154.3 million is primarily the result of certain unrecognized tax benefits recorded in the Company's accounting for the acquisition of Cavium. If the gross unrecognized tax benefits as of August 4, 2018 were realized in a subsequent period, the Company would record a tax benefit of $148.5 million within its provision of income taxes at such time. The amount of interest and penalties accrued as of August 4, 2018 and February 3, 2018 was $13.9 million and $17.2 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $13.5 million from the expiration of statutes of limitations in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.5 million and $1.2 million for the three and six months ended August 4, 2018 respectively, and $0.8 million and $1.5 million for the three and six months ended July 29, 2017, respectively. The benefit of these tax incentives on net income per share was less than $0.01 per share for both the three and six months ended August 4, 2018 and July 29, 2017.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s principal source of liquidity as of August 4, 2018 consisted of approximately $520 million of cash, cash equivalents and short-term investments, of which approximately $510 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $432 million of the excess financial reporting basis over the tax basis of investments in foreign subsidiaries outside of Bermuda that is indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such amounts were no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $113 million.

Note 15. Net Income Per Share
The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net income per share, which is based on the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period.
In connection with the Cavium acquisition, the Company issued 153.4 million shares of the Company's common stock at $21.34 per share in exchange for Cavium shares on a 2.1757 to 1 basis as a part of the merger consideration. The Company also issued 1.1 million shares of the Company's common stock at $21.34 per share in exchange for Cavium employee accelerated awards on a 2.1757 to 1 basis as a part of the merger consideration. See “Note 3 - Business Combination” for more information. The equity related merger consideration resulted in increasing basic and diluted weighted average shares by 50.9 million weighted average shares for the three months ended August 4, 2018 and by 25.5 million weighted average shares for the six months ended August 4, 2018.
The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Numerator:
Income from continuing operations, net of tax	$6,759	$135,450	$135,371	$235,042
Income from discontinued operations, net of tax	—	29,809	—	36,838
Net income	$6,759	$165,259	$135,371	$271,880
Denominator:
Weighted average shares — basic	552,238	500,817	524,787	502,303
Effect of dilutive securities:
Share-based awards	9,911	9,492	10,646	11,648
Weighted average shares — diluted	562,149	510,309	535,433	513,951
Income from continuing operations per share:
Basic	$0.01	$0.27	$0.26	$0.47
Diluted	$0.01	$0.26	$0.25	$0.46
Income from discontinued operations per share:
Basic	$—	$0.06	$—	$0.07
Diluted	$—	$0.06	$—	$0.07
Net income per share:
Basic	$0.01	$0.33	$0.26	$0.54
Diluted	$0.01	$0.32	$0.25	$0.53
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Weighted average shares outstanding:
Share-based awards	5,718	2,770	5,604	7,301

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.

Note 16 — Segment and Geographic Information
The Company operates in one reportable segment — the design, development and sale of integrated circuits.
Refer to “Note 5 - Revenue” for net revenue information based on geographic region. The following table presents long-lived asset information based on geographic region. Long-lived assets are based on the physical location of the assets (in thousands)

	August 4, 2018	February 3, 2018
Property and equipment, net:
United States	$241,586	$156,053
Others	86,059	46,169
Total property and equipment, net	$327,645	$202,222

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to successfully integrate the business of Cavium with our business;

•	our ability to realize anticipated synergies in connection with the Cavium acquisition;

•	our dependence on a small number of customers;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;
our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the storage market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the effects of transitioning to smaller geometry process technologies;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to recruit and retain experienced executive management as well as highly skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the impact and costs associated with changes in international financial and regulatory conditions;

•	the impact of any changes in our application of the United Stated federal income tax laws and the loss of any beneficial treatment that we currently enjoy;

•	our maintenance of an effective system of internal controls; and

•	the outcome of pending or future litigation and legal and regulatory proceedings.

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

On July 6, 2018, we completed our acquisition of Cavium. Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. Cavium designs, develops and markets semiconductor processors for intelligent and secure networks. Cavium's operating results from the acquisition date through our second quarter ended August 4, 2018 have been included in our consolidated financial statements. See “Note 3 - Business Combination” of Notes to Condensed Consolidated Financial Statements for further discussion regarding our acquisition of Cavium.

In the second quarter of fiscal 2019, our net revenue increased year over year by 10.0% from $604.8 million net revenue in the second quarter fiscal 2018 compared with $665.3 million in the second quarter of fiscal 2019. The increase was primarily due to a 15% increase in our networking product sales and 8% increase in our storage product sales, with sales benefiting from our acquisition of Cavium. This increase was partially offset by decreased sales of our other products, which decreased by 3% in relation to the three months ended July 29, 2017. Our net revenue for the six months ended August 4, 2018 increased by $92.5 million compared to net revenue for the six months ended July 29, 2017. The increase was primarily due to increased sales of our networking products by 13% and storage products by 6%, with sales benefiting from our acquisition of Cavium. The growth was offset by decreased sales of our other products, which decreased by 6% in relation to the six months ended July 29, 2017.

Capital Return Program. We remain committed to delivering shareholder value through our dividend program. We returned $69.2 million to stockholders in the six months ended August 4, 2018 in the form of cash dividend payments.

Cash and Short Term Investments. Our total cash, cash equivalents and short-term investments were $523.7 million at August 4, 2018, which was lower than our balance of $1.8 billion at our fiscal year ended February 3, 2018. The decrease was primarily due to cash paid for the Cavium acquisition of $2.6 billion and cash paid on debt principal payments of $606.1 million, offset by proceeds from debt financing of $1.9 billion.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
End Customer:
Western Digital	15%	22%	15%	22%
Toshiba	13%	15%	13%	14%
Seagate	11%	10%	11%	10%
Cisco	11%	11%	*	10%
Distributor:
Wintech	*	*	*	*

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 89% and 91% of our net revenue in the three and six months ended August 4, 2018, and approximately 95% of net revenue in both the three and six months ended July 29, 2017, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption "We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations."
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

Critical Accounting Policies and Estimates

Except for the accounting policy for revenue recognition that was updated as a result of adopting the new accounting standard on the recognition of revenue from contracts with customers, and the estimates involved with the purchase accounting associated with Cavium business combination, there have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. See “Note 5. Revenue - New Revenue Recognition Policy Including Significant Judgments and Estimates,” "Note 3. Business Combination" and "Note 6. Goodwill and Acquired Intangible Assets, Net" for additional information.

Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.3	39.6	40.7	39.6
Gross profit	56.7	60.4	59.3	60.4
Operating expenses:
Research and development	32.5	29.9	31.0	31.3
Selling, general and administrative	20.1	9.2	16.2	9.4
Restructuring related charges	5.3	0.7	2.9	0.5
Total operating expenses	57.9	39.8	50.1	41.2
Operating income from continuing operations	(1.2)	20.6	9.2	19.2
Interest income	0.5	0.6	0.8	0.6
Interest expense	(2.4)	—	(1.3)	—
Other income (loss), net	(0.4)	0.6	(0.1)	0.3
Income from continuing operations before income taxes	(3.5)	21.8	8.6	20.1
Provision (benefit) for income taxes	(4.5)	(0.6)	(2.1)	0.1
Income from continuing operations, net of tax	1.0%	22.4%	10.7%	20.0%

Three and six months ended August 4, 2018 and July 29, 2017

Net Revenue

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Net revenue	$665,310	$604,750	10.0%	$1,269,941	$1,177,459	7.9%

At the beginning of fiscal year 2019, we adopted the new revenue recognition standard using the modified retrospective method. Refer to “Note 5 - Revenue” for further information.

Our net revenue for the three months ended August 4, 2018 increased by $60.6 million compared to net revenue for the three months ended July 29, 2017.  This was primarily due to increased sales of our networking products by 15% and higher sales of our storage products by 8%, with sales benefiting from our acquisition of Cavium, which occurred in the second quarter of fiscal year 2019. This increase was partially offset by decreased sales of our other products, which were down 3% compared to the three months ended July 29, 2017.

Our net revenue for the six months ended August 4, 2018 increased by $92.5 million compared to net revenue for the six months ended July 29, 2017. This increase was primarily due to increased sales of our networking products by 13% and increased sales of our storage products by 6%, with sales benefiting from our acquisition of Cavium. This growth was offset by a decline in other products, which were down 6% compared to the six months ended July 29, 2017.

In the three months ended August 4, 2018, unit shipments were 6% higher and average selling prices increased 4% compared to the three months ended July 29, 2017. In the six months ended August 4, 2018, unit shipments were 7% higher and average selling prices were flat compared to the six months ended July 29, 2017.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Cost of goods sold	$288,200	$239,572	20.3%	$517,138	$466,770	10.8%
% of net revenue	43.3%	39.6%		40.7%	39.6%
Gross profit	$377,110	$365,178	3.3%	$752,803	$710,689	5.9%
% of net revenue	56.7%	60.4%		59.3%	60.4%

Cost of goods sold as a percentage of net revenue was higher for the three and six months ended August 4, 2018 due primarily to our acquisition of Cavium, which resulted in increased costs from inventory acquisition costs and amortization of acquired intangible assets, partially offset by lower manufacturing costs and improved product mix. As a result, gross margin for the three and six months ended August 4, 2018 decreased 3.7 percentage points and 1.1 percentage points, respectively, compared to the three and six months ended July 29, 2017. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things: changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices; and the margin profiles of our new product introductions.

Research and Development

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Research and development	$216,285	$180,871	19.6%	$393,019	$368,967	6.5%
% of net revenue	32.5%	29.9%		31.0%	31.3%
Research and development expenses increased by $35.4 million in the three months ended August 4, 2018 compared to the three months ended July 29, 2017. The increase was primarily due to additional costs from our acquisition of Cavium. The increase primarily consisted of $30.1 million of higher employee personnel-related costs, $2.1 million decrease in non-recurring engineering credits and $1.7 million of higher other personnel-related costs.
Research and development increased by $24.1 million in the six months ended August 4, 2018, compared to the six months ended July 29, 2017. The increase was due primarily to additional costs from our acquisition of Cavium. The increase primarily consisted of $29.0 million of higher employee personnel-related costs, partially offset by $3.8 million of lower computer-aided design software costs.
Selling, general and administrative

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Selling, general and administrative	$133,701	$55,659	140.2%	$206,014	$110,763	86.0%
% of net revenue	20.1%	9.2%		16.2%	9.4%
Selling, general and administrative expense increased by $78.0 million in the three months ended August 4, 2018 compared to the three months ended July 29, 2017. The increase was primarily due to additional costs from our acquisition of Cavium. The increase primarily consisted of an increase of $39.3 million in employee personnel-related costs, $30.6 million in higher merger-related costs and $7.0 million of higher intangibles amortization expense.

Selling, general and administrative expense increased by $95.3 million in the six months ended August 4, 2018 compared to the six months ended July 29, 2017. The increase was due primarily to additional costs from our acquisition of Cavium. The increase primarily consisted of an increase of $45.8 million in merger-related costs, $41.7 million in higher employee personnel-related costs and $7.0 million of higher intangibles amortization expense.
Restructuring Related Charges

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Restructuring related charges	$35,415	$4,285	726.5%	$36,982	$5,171	615.2%
% of net revenue	5.3%	0.7%		2.9%	0.5%

We recognized $35.4 million and $37.0 million of total restructuring related charges in the three and six months ended August 4, 2018 as the Company continues to evaluate its existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 7 - Restructuring and Other Related Charges” for further information.
Interest Income

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Interest income	$3,575	$3,830	(6.7)%	$9,644	$7,342	31.4%
% of net revenue	0.5%	0.6%		0.8%	0.6%
Interest income decreased by $0.3 million in the three months ended August 4, 2018 compared to the three months ended July 29, 2017. The decrease is primarily due to the sale of investments. Interest income increased by $2.3 million in the six months ended August 4, 2018 compared to the six months ended July 29, 2017. The increase is primarily due to higher interest rates over the period the investments were held.
Interest Expense

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Interest expense	$(15,795)	$(80)	19,643.8%	$(16,039)	$(131)	12,143.5%
% of net revenue	(2.4)%	—%		(1.3)%	—%
Interest expense increased by $15.7 million and $15.9 million in the three and six months ended August 4, 2018, respectively, compared to the three and six months ended July 29, 2017. The increase is primarily due to interest expense incurred resulting from the issuance of our 2023 Notes, 2028 Notes and amounts borrowed under our credit agreement.
Other Income (Loss), Net

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Other income (loss), net	$(2,701)	$3,438	(178.6)%	$(1,230)	$3,310	(137.2)%
% of net revenue	(0.4)%	0.6%		(0.1)%	0.3%

Other income (loss), net, changed by $6.1 million and $4.5 million in the three and six months ended August 4, 2018, respectively, compared to the three and six months ended July 29, 2017. The change is primarily due to a $5.1 million gain from the sale of a business recognized in the three and six months ended July 29, 2017.
Provision (benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	August 4, 2018	July 29, 2017	% Change	August 4, 2018	July 29, 2017	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(29,971)	$(3,899)	668.7%	$(26,208)	$1,267	(2,168.5)%

Our income tax benefit for the three months ended August 4, 2018 was $30.0 million compared to a tax benefit of $3.9 million for the three months ended July 29, 2017. Our income tax benefit for the three months ended August 4, 2018 differs from the same period in the prior year primarily as a result of combining our projected Cavium and Marvell results in estimating our annual effective tax rate. With this acquisition, we are projecting significant amounts of pre-tax losses in the U.S. for the current fiscal year for which an income tax benefit is realized at the U.S. statutory rate of 21%. This income tax benefit is in excess of our projected income taxes from other jurisdictions. As a result, our effective tax rate in the current period reflects a significant consolidated income tax benefit, in addition to the reversal of uncertain tax positions and other prior year tax positions. The effective tax rate for the three months ended August 4, 2018 and July 29, 2017 differs from the statutory Federal rate of 21% and 35%, respectively, primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our income tax benefit for the six months ended August 4, 2018 was $26.2 million compared to tax expense of $1.3 million for the six months ended July 29, 2017. Our income tax provision for the six months ended August 4, 2018 differs from the same period in the prior year primarily as a result of combining our projected Cavium and Marvell results. With this acquisition, we are projecting significant amounts of pre-tax losses in the U.S. for the current fiscal year for which an income tax benefit is realized at the U.S. statutory rate of 21%. This income tax benefit is in excess of our projected income taxes from other jurisdictions. As a result, our effective tax rate in the current period reflects a significant consolidated income tax benefit, in addition to the reversal of uncertain tax positions and other prior year tax positions. The effective tax rate for the six months ended August 4, 2018 and July 29, 2017 differs from the statutory Federal rate of 21% and 35%, respectively, primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. It is possible that significant negative evidence may become available to reach a conclusion that a valuation allowance will be needed, and as such, we may recognize a valuation allowance in the next 12 months. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of February 3, 2018. There were no additional adjustments made to these amounts in the three or six month period ended August 4, 2018. As we continue our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Liquidity and Capital Resources
Our principal source of liquidity as of August 4, 2018 consisted of approximately $520 million of cash, cash equivalents and short-term investments, of which approximately$510 million was held by subsidiaries outside of Bermuda. We have not recognized a deferred tax liability on $432 million of the excess financial reporting basis over the tax basis of investments in subsidiaries outside of Bermuda that is indefinitely reinvested. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such amounts were no longer considered indefinitely reinvested, we would incur a tax expense of approximately $113 million.
In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility, which was undrawn as of August 4, 2018. See “Note 4 - Debt” for further information.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, and funds from our Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we have been named as defendants in several litigation actions and an unfavorable outcome in any current litigation matter could have a material adverse effect on our liquidity, cash flows and results of operations. For a discussion of litigation related risks, see Part II, Item 1A, "Risk Factors," including the risk detailed under the caption "We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products."
To the extent that our existing cash, cash equivalents and short-term investments together with cash generated by operations, and funds available under our Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

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
Cash Flows from Operating Activities
Net cash flow provided by operating activities for the six months ended August 4, 2018 was $190.7 million. We had net income of $135.4 million, adjusted for the following non-cash items: depreciation and amortization of $47.1 million, share-based compensation expense of $83.2 million, amortization of acquired intangible assets of $25.9 million, amortization of inventory fair value adjustment associated with the acquisition of Cavium of $22.9 million, amortization of deferred debt issuance costs and debt discounts of $7.1 million, a non-cash gain on deferred income taxes of $21.4 million, and $5.6 million net loss from other non-cash items. Cash outflow from working capital of $115.2 million for the six months ended August 4, 2018 was primarily driven by an increase in accounts receivable and a decrease in accrued compensation. The increase in accounts receivable was driven primarily by an increase in sales. The decrease in accrued compensation was mainly driven by a decrease in our bonus accrual due to our annual bonus payout in the current period.

Net cash flow provided by operating activities for the six months ended July 29, 2017 was $235.2 million. We had $271.9 million of net income, adjusted for $43.0 million of non-cash items, which was primarily driven by depreciation and amortization of $41.2 million, share-based compensation expense of $46.4 million and gain on the sales of discontinued operations and businesses of $47.4 million. The cash outflow from working capital of $79.7 million for the six months ended July 29, 2017 was primarily driven by increases in accounts receivable and inventory and a decrease in accrued liabilities. This outflow was offset by an increase in accounts payable. The increase in accounts receivable was driven primarily by the increase in revenue. The increase in inventory is associated with the build up of inventory related to our networking and storage products in preparation for next quarter's demand. The decrease in accrued liabilities was driven by a reduction of accruals for restructuring expenses and rebate, offset by an increase related to technology licenses. The increase in accounts payable was due to additional amounts owed for assembly and test services.
Cash Flows from Investing Activities
Net cash flow used in investing activities was $1.8 billion for the six months ended August 4, 2018 compared to net cash used in investing activities of $29.8 million for the six months ended July 29, 2017. For the six months ended August 4, 2018, net cash used in investing activities was primarily driven by net cash paid to acquire Cavium of $2.6 billion, offset by net proceeds for sales and maturities of available-for sale securities and time deposits of $961.9 million.

For the six months ended July 29, 2017, net cash used in investing activities of $29.8 million was primarily driven by purchase of available-for-sale securities of $376.2 million, offset by sales and maturities of available-for-sale securities of $286.3 million and net proceeds of $72.2 million from the sale of our Broadband and LTE thin-modem businesses.
Cash Flows from Financing Activities
For the six months ended August 4, 2018, net cash provided financing activities of $1.2 billion was primarily attributable to $1.9 billion proceeds from issuance of debt and $44.6 million proceeds from employee stock plans, slightly offset by a $606.1 million repayment of Cavium historical debt and $69.2 million for payment of our quarterly dividends.

For the six months ended July 29, 2017, net cash used in financing activities of $388.9 million was primarily attributable to $387.6 million for the repurchases of our common stock, $60.1 million for payment of our quarterly dividends, and $24.8 million minimum tax withholding payments on behalf of employees for net share settlements. These outflows were partially offset by proceeds of $97.8 million from employee stock plans.
Contractual Obligations and Commitments
Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of August 4, 2018, these foundries had incurred approximately $160.8 million of manufacturing costs and expenses relating to our outstanding purchase orders.
The following table summarizes our contractual obligations as of August 4, 2018 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations:
Principal payments on debt	$—	$—	$—	$900,000	$—	$1,000,000	$1,900,000
Interest obligations on debt	38,689	77,376	83,329	56,955	45,879	138,449	440,677
Facilities operating leases, net	17,769	30,612	28,299	$26,005	19,215	$28,569	150,469
Computer-aided design software	14,225	10,200	—	—	—	—	24,425
Purchase commitments to foundries	160,802	—	—	—	—	—	160,802
Capital purchase obligations	36,897	—	—	—	—	—	36,897
Technology license obligations (1)	22,934	30,522	7,800	—	—	—	61,256
Other non-current obligations	—	4,933	—	—	—	1,563	6,496
Total contractual cash obligations	$291,316	$153,643	$119,428	$982,960	$65,094	$1,168,581	$2,781,022

(1)	Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of August 4, 2018, we have $18.0 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $13.9 million as of August 4, 2018. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $13.5 million from the expiration of statutes of limitations in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.

Indemnification Obligations
See “Note 12 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt following our acquisition of Cavium, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan. See “Note 4 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $3.9 million to $9.1 million.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. At August 4, 2018, our investment portfolio consisted of time deposits, which carry a fixed interest rate and are classified as held to maturity.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, a percentage of our international operational expenses are denominated in foreign currencies and exchange volatility could positively or negatively impact those operating costs. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. We do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by approximately 3%.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 4, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information under the caption “Contingencies” as set forth in “Note 12 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Risks Related to Our Acquisition of Cavium
Our acquisition of Cavium involves a number of risks, including, among others, associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.
We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium (the "Cavium acquisition") that will reduce our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions.
The benefits we expect to realize from the Cavium acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also the Risk Factor entitled “Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business."
Prior to the Cavium acquisition, Marvell and Cavium operated as independent public companies. After the acquisition, we will devote significant management attention and resources to integrating the Cavium business. If we are unable to successfully integrate the businesses of Cavium with that of the Company, the combined company’s business, results of operations, financial condition or cash flows could be harmed. The challenges in integrating the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses;

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company; and

•	challenges in maintaining existing, and establishing new, business relationships.

Our and/or Cavium’s existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to the combined company, delay or defer other decisions concerning the combined company, or otherwise seek to change the terms on which they do business with the combined company. Any of the above could harm the combined company and thus decrease the benefits we expect to receive from the acquisition.

We may not fully realize the benefits we expect to receive from the transaction, such as increasing revenue or profits, or receive them in the anticipated time frame. In addition, if we have not identified or accurately assessed the magnitude of Cavium’s liabilities, it could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows. Moreover, the completion of the acquisition and integration of the businesses could result in increased employee voluntary attrition. Loss of key or skilled personnel could adversely impact product development or other aspects of the Company's business and operations.

The occurrence of any of these risks could have a material adverse effect on the combined company's business, results of operations, financial condition or cash flows.

Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of August 4, 2018, the outstanding principal balance of the Term Loan amounted to $900.0 million.

In addition to the Term Loan under the Credit Agreement, on June 22, 2018, we completed a public offering of (i) $500,000,000 aggregate principal amount of the Company’s 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500,000,000 aggregate principal amount of the Company’s 4.875% Senior Notes due 2028 (the “2028 Notes” and, together with the 2023 Notes, the “Senior Notes”). We are obligated to pay interest on the Senior Notes on June 22 and December 22 of each year, beginning on December 22, 2018. The 2023 Notes will mature on June 22, 2023 and the 2028 Notes will mature on June 22, 2028.
Our indebtedness could have important consequences to us including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.
Although the Credit Agreement contains restriction on the incurrence of additional indebtedness and the indenture under which the Senior Notes were issued contains restrictions on creating liens and entering into certain sale-leaseback transactions, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, liens or sale-leaseback transactions incurred in compliance with these restrictions could be substantial.
The Credit Agreement and the Senior Notes contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

Adverse changes to our debt ratings could negatively affect our ability to raise additional capital to fund our operations.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. The applicable margins with respect to the Term Loan will vary based on the applicable public ratings assigned to the collateralized, long-term indebtedness for borrowed money by Moody's Investors Service, Inc., Standard & Poor's Financial Services LLC, Fitch’s and any successor to each such rating agency business. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt and may adversely affect our share price.

The Credit Agreement and the indenture under which the Senior Notes were issued impose restrictions on our business.
The Credit Agreement and the indenture for the Senior Notes each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the Credit Agreement and the indenture for the Senior Notes. Our ability to meet the liquidity covenant set forth in the Credit Agreement may be affected by events beyond our control.
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our Credit Agreement or to the Senior Notes if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
We may be unable to generate the cash flow to service our debt obligations.
We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the notes) or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.
We may, under certain circumstances, be required to repurchase the Senior Notes at the option of the holder.
We will be required to repurchase the Senior Notes at the option of each holder upon the occurrence of a change of control repurchase event as defined in the indenture for the Senior Notes. However, we may not have sufficient funds to repurchase the notes in cash at the time of any change of control repurchase event. Our failure to repurchase the Senior Notes upon a change of control repurchase event would be an event of default under the indenture for the Senior Notes and could cause a cross-default or acceleration under certain future agreements governing our other indebtedness. The repayment obligations under the Senior Notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the Senior Notes prior to their scheduled maturity, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

Factors That May Affect Our Future Results
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
Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	our ability to realize anticipated synergies in connection with the Cavium acquisition;

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the effects of any acquisitions, divestitures or significant investments, including the Cavium acquisition;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

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
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 29, 2017 through August 4, 2018, our common shares traded as low as $14.58 and as high as $25.18 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 28% and 37% of our net revenue for the three months ended August 4, 2018 and July 29, 2017, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.
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

•
customers may consolidate (for example, Western Digital acquired SanDisk in 2017, and Toshiba Corporation sold control of a portion of its semiconductor business in 2018), which could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders.

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
We operate in intensely competitive markets. Our failure to compete effectively would harm our results of operations.
The semiconductor industry, and specifically the storage, networking and connectivity markets, is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

Some of our competitors may be better situated to meet changing customer needs and secure design wins. Increasing competition in the markets in which we operate may negatively impact our revenue and gross margins. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match, such as bundling multiple products and pricing. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the data communication and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations. As the technology inflections happen, our competitors may get ahead of us and negatively impact our market share.
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
We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.
One of our primary focuses is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ products. We devote significant time and resources in working with our customers’ system designers to understand their future needs and to provide products that we believe will meet those needs and these bid selection processes can be lengthy. If a customer’s system designer initially chooses a competitor’s product, it becomes significantly more difficult for us to sell our products for use in that system because changing suppliers can involve significant cost, time, effort and risk for our customers. Thus, our failure to win a competitive bid can result in our foregoing revenues from a given customer’s product line for the life of that product. In addition, design opportunities may be infrequent or may be delayed. Our ability to compete in the future will depend, in large part, on our ability to design products to ensure compliance with our customers’ and potential customers’ specifications. We expect to invest significant time and resources and to incur significant expenses to design our products to ensure compliance with relevant specifications.
We often incur significant expenditures in the development of a new product without any assurance that our customers’ system designers will select our product for use in their applications. We often are required to anticipate which product designs will generate demand in advance of our customers expressly indicating a need for that particular design. Even if our customers’ system designers select our products, a substantial period of time will elapse before we generate revenues related to the significant expenses we have incurred.
The reasons for this delay generally include the following elements of our product sales and development cycle timeline and related influences:

•	our customers usually require a comprehensive technical evaluation of our products before they incorporate them into their designs.

•	it can take from six months to three years from the time our products are selected to commence commercial shipments; and

•	our customers may experience changed market conditions or product development issues.

The resources devoted to product development and sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory if we have produced product in anticipation of expected demand. We may spend resources on the development of products that our customers may not adopt. If we incur significant expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

Additionally, even if system designers use our products in their systems, we cannot assure you that these systems will be commercially successful or that we will receive significant revenue from the sales of our products for those systems. As a result, we may be unable to accurately forecast the volume and timing of our orders and revenues associated with any new product introductions.

A significant portion of our business is dependent on the HDD and SSD storage industry, which is highly cyclical, experiences rapid technological change, is subject to industry consolidation and is facing increased competition from alternative technologies.
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
We depend on a few customers for our SSD controllers and as such, the loss of any SSD controller customer or a significant reduction in sales we make to them may harm our financial condition and results of operations. SSD customers have, and may in the future develop their own controllers, which could pose a challenge to our market share in the SSD space.
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
Regional Concentration
Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly and testing facilities are located in China, Malaysia, Singapore and Taiwan. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by political, social or economic instability. In the case of such an event, our revenue, cost of goods sold and results of operations would be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.
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
In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. In addition, the cost of developing products with increasingly smaller line width geometries requires significantly higher investment and risk. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
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
Under Bermuda law, our articles of association and bye-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. For example, we have incurred significant indemnification expenses in connection with the Audit Committee's independent investigation completed in March 2016 and related shareholder litigation and pending government investigations. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending.
Indemnification obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.
We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our executive management team has gone through a complete transition in the last two years, including the hiring of a new President and CEO, Chief Financial Officer, Chief Accounting Officer and Controller, Chief Operations Officer, Chief Technology Officer, Chief Administration and Legal Officer, Executive Vice President of Worldwide Sales and Marketing and the appointment of new leaders for our corporate development organization and our storage, and networking and connectivity groups. In addition, we have added two new senior executives in connection with our acquisition of Cavium.
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
We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The impact on employee morale experienced in connection with our restructuring efforts in fiscal 2017 and 2018, which eliminated approximately 900 jobs worldwide, could make it more difficult for us to add to our workforce when needed due to speculation regarding our future restructuring activities. In addition, as a result of the Cavium acquisition, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 89% and 95% of our net revenue in the three months ended August 4, 2018 and July 29, 2017, respectively
We also have substantial operations outside of the United States. These operations are directly influenced by the political and economic conditions of the region in which they are located and, with respect to Israel, possible military hostilities periodically affecting the region that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods.
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

•	difficulties in staffing and managing foreign operations;

•	natural disasters, including earthquakes, tsunamis and floods;

•	trade restrictions, higher tariffs, or changes in cross border taxation, particularly in light of the recently imposed tariffs announced by the Trump administration;

•	transportation delays;

•	difficulties of managing distributors;

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;

•	inadequate local infrastructure; and

•	exposure to local banking, currency control and other financial-related risks.
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
As previously disclosed in our public filings, in March 2016, the Audit Committee of our Board of Directors completed an investigation that generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by certain Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and the stated belief by Marvell’s former Chairman and Chief Executive Officer of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent rights to Marvell. We are also the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney related to these matters. We are fully cooperating with the SEC and the U.S. Attorney with respect to those investigations.
We incurred significant expenses related to legal, accounting, and other professional services in connection with the investigations and related matters and related remediation efforts. In addition, we incurred significant legal expenses in connection with the litigation and settlement of securities class actions or other lawsuits that were filed against us, our directors and officers. The expenses incurred, the impact of our delay in fiscal 2016 and the beginning of fiscal 2017 in meeting our periodic reports on the confidence of investors, employees and customers, and the diversion of the attention of the management team that occurred adversely affected our business, financial condition and results of operations or cash flows. Any future such investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.
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
We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 12 - Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we may be currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”
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
We had approximately $5.5 billion of goodwill on our consolidated balance sheet as of August 4, 2018. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
We have identified that our business operates as a single operating segment with two primary components (Storage and Networking), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we could have an impairment of goodwill in one or more of such future reporting units.

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
We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for fiscal year 2018 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.
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

In May 2012, we declared our first quarterly cash dividend and in November 2016, we announced that our board of directors had authorized a $1 billion share repurchase program, of which $642 million of shares have been repurchased as of August 4, 2018. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that the board of directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended August 4, 2018.
Issuer Purchases of Equity Securities
During the three months ended August 4, 2018, we suspended our share repurchase program in anticipation of the funding of our acquisition of Cavium. Therefore, there were no share repurchases during the three months ended August 4, 2018. Although share repurchases are temporarily suspended, we have $358.0 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Agreement and Plan of Merger, dated as of November 19, 2017, by and among Marvell Technology Group Ltd., Kauai Acquisition Corp., and Cavium, Inc.	8-K	000-30877	2.1	11/20/2017
3.1	Memorandum of Association of Marvell Technology Group Ltd.	10-K	000-30877	3.1	3/29/2018
3.2	Certificate of Incorporation of Marvell Technology Group Ltd.	10-Q	000-30877	3.2	6/5/2018
3.3	Fourth Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	11/10/2016
3.4	Memorandum of Reduction of Share Premium dated August 8, 2011	10-Q	000-30877	3.4	6/5/2018
3.5	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd. dated June 29, 2006, June 7, 2004, April 25, 2000, July 16, 1999, July 22, 1998, September 26, 1996 and March 10, 1995	10-Q	000-30877	3.5	6/5/2018
4.1	Specimen common share certificate for Marvell Technology Group Ltd.	10-K	000-30877	4.1	3/29/2018
4.2	Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	6/22/2018
4.3	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	6/22/2018
4.4	Form of 4.200% Senior Notes due 2023 (included in Exhibit 4.3)	8.K	000-30877	4.3	6/22/2018
4.5	Form of 4.875% Senior Notes due 2028 (included in Exhibit 4.3)	8-K	000-30877	4.4	6/22/2018
10.1	Credit Agreement dated as of June 13, 2018, among Marvell Technology Group Ltd., the Lenders party thereto, Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent, and Bank of America, N.A., as the Revolving Facility Agent	8-K	000-30877	10.1	6/13/2018
10.2	Severance Agreement between the Company and Willem Meintjes, dated December 9, 2016	8-K	000-30877	10.1	6/29/2018
10.3	Offer Letter between Marvell and Raghib Hussain				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	XBRL Instance Document				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

MARVELL TECHNOLOGY GROUP LTD.

Date: September 12, 2018	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)