Form 10-Q
period 2018-11-03
MARVELL TECHNOLOGY GROUP LTD
filed 2018-12-10
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of December 3, 2018 was 657.4 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	November 3, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$610,261	$888,482
Short-term investments	—	952,790
Accounts receivable, net	453,775	280,395
Inventories	376,210	170,039
Prepaid expenses and other current assets	49,230	41,482
Assets held for sale	30,745	30,767
Total current assets	1,520,221	2,363,955
Property and equipment, net	313,113	202,222
Goodwill	5,499,145	1,993,310
Acquired intangible assets, net	2,639,370	—
Other non-current assets	260,176	148,800
Total assets	$10,232,025	$4,708,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,562	$145,236
Accrued liabilities	302,095	86,958
Accrued employee compensation	141,602	127,711
Deferred income	2,947	61,237
Total current liabilities	656,206	421,142
Long-term debt	1,805,734	—
Non-current income taxes payable	53,862	56,976
Deferred tax liabilities	108,016	52,204
Other non-current liabilities	32,928	36,552
Total liabilities	2,656,746	566,874
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, $0.002 par value	1,314	991
Additional paid-in capital	6,157,283	2,733,292
Accumulated other comprehensive loss	—	(2,322)
Retained earnings	1,416,682	1,409,452
Total shareholders’ equity	7,575,279	4,141,413
Total liabilities and shareholders’ equity	$10,232,025	$4,708,287
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net revenue	$851,051	$616,302	$2,120,992	$1,793,761
Cost of goods sold	467,464	238,533	984,602	705,303
Gross profit	383,587	377,769	1,136,390	1,088,458
Operating expenses:
Research and development	264,888	165,477	657,907	534,444
Selling, general and administrative	112,178	59,112	318,192	169,875
Restructuring related charges	27,031	3,284	64,013	8,455
Total operating expenses	404,097	227,873	1,040,112	712,774
Operating income (loss) from continuing operations	(20,510)	149,896	96,278	375,684
Interest income	1,046	4,301	10,690	11,643
Interest expense	(22,370)	(262)	(38,409)	(393)
Other income (loss), net	(2,628)	2,161	(3,858)	5,471
Interest and other income (loss), net	(23,952)	6,200	(31,577)	16,721
Income (loss) from continuing operations before income taxes	(44,462)	156,096	64,701	392,405
Provision (benefit) for income taxes	9,305	6,759	(16,903)	8,026
Income (loss) from continuing operations, net of tax	(53,767)	149,337	81,604	384,379
Income from discontinued operations, net of tax	—	50,851	—	87,689
Net income (loss)	$(53,767)	$200,188	$81,604	$472,068

Net income (loss) per share - Basic:
Continuing operations	$(0.08)	$0.30	$0.14	$0.77
Discontinued operations	$—	$0.11	$—	$0.17
Net income (loss) per share - Basic	$(0.08)	$0.41	$0.14	$0.94

Net income (loss) per share - Diluted:
Continuing operations	$(0.08)	$0.30	$0.14	$0.75
Discontinued operations	$—	$0.10	$—	$0.17
Net income (loss) per share - Diluted	$(0.08)	$0.40	$0.14	$0.92

Weighted average shares:
Basic	657,519	494,096	569,031	499,568
Diluted	657,519	504,903	578,872	510,935

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income (loss)	$(53,767)	$200,188	$81,604	$472,068
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	—	726	2,322	608
Net change in unrealized gain (loss) on cash flow hedges	—	(1,817)	—	(823)
Other comprehensive income (loss), net of tax	—	(1,091)	2,322	(215)
Comprehensive income (loss), net of tax	$(53,767)	$199,097	$83,926	$471,853
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$81,604	$472,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,356	62,569
Share-based compensation	133,484	65,312
Amortization of acquired intangible assets	104,630	3,212
Amortization of inventory fair value adjustment associated with acquisition of Cavium	125,775	—
Amortization of deferred debt issuance costs and debt discounts	9,290	—
Restructuring related impairment charges (gain)	11,881	(402)
Gain from investments in privately-held companies	(1,100)	(2,501)
Amortization of premium/discount on available-for-sale securities	624	603
Other non-cash expense (income), net	4,227	1,331
Deferred income taxes	(27,675)	2,797
Loss (gain) on sale of property and equipment	59	(473)
Gain on sale of discontinued operations	—	(88,406)
Loss (gain) on sale of business	1,592	(5,254)
Changes in assets and liabilities:
Accounts receivable	(59,697)	(30,730)
Inventories	1,859	(16,039)
Prepaid expenses and other assets	(11,874)	13,122
Accounts payable	22,260	20,087
Accrued liabilities and other non-current liabilities	29,023	(40,462)
Accrued employee compensation	(20,922)	(10,612)
Deferred income	(1,293)	5,149
Net cash provided by operating activities	490,103	451,371
Cash flows from investing activities:
Purchases of available-for-sale securities	(14,956)	(672,887)
Sales of available-for-sale securities	623,896	284,151
Maturities of available-for-sale securities	187,985	305,702
Return of investment from privately-held companies	—	6,089
Purchases of time deposits	(25,000)	(225,000)
Maturities of time deposits	175,000	225,000
Purchases of technology licenses	(11,181)	(5,256)
Purchases of property and equipment	(47,035)	(25,156)
Proceeds from sales of property and equipment	818	1,988
Cash payment for acquisition of Cavium, net of cash and cash equivalents acquired	(2,649,465)	—
Net proceeds from sale of discontinued operations	—	165,940
Net proceeds (payments) from sale of business	(3,352)	2,402
Other	(5,000)	—
Net cash provided by (used in) investing activities	(1,768,290)	62,973
Cash flows from financing activities:
Repurchases of common stock	(53,969)	(527,574)
Proceeds from employee stock plans	60,772	137,424
Tax withholding paid on behalf of employees for net share settlement	(45,691)	(25,934)
Dividend payments to shareholders	(108,592)	(89,556)
Payments on technology license obligations	(52,481)	(22,697)
Proceeds from issuance of debt	1,892,605	—
Principal payments of debt	(681,128)	—
Payment of equity and debt financing costs	(11,550)	—
Net cash provided by (used in) financing activities	999,966	(528,337)
Net decrease in cash and cash equivalents	(278,221)	(13,993)
Cash and cash equivalents at beginning of period	888,482	814,092
Cash and cash equivalents at end of period	$610,261	$800,099
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended November 3, 2018, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2018 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2018 had a 53-week year. Fiscal 2019 is a 52-week year.

On July 6, 2018, the Company completed its acquisition of Cavium, Inc. (“Cavium”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. Cavium designs, develops and markets semiconductor processors for intelligent and secure networks. The consolidated financial statements include the operating results of Cavium for the period from the date of acquisition to the Company's third quarter ended November 3, 2018. See “Note 3 - Business Combination” for more information.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on the recognition of revenue from contracts with customers that superseded nearly all existing revenue recognition guidance under GAAP. The new standard requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for certain costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenue and cash flows arising from contracts with customers. Public entities are required to apply the amendments on either a full or modified retrospective basis for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. The Company adopted the standard on a modified retrospective basis in the first quarter of fiscal year 2019, with the cumulative effect recognized in retained earnings at the date of adoption. See "Note 12 - Revenue" for additional information on the impact of the adoption of the new standard on the Company’s consolidated financial statements.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

In August 2017, the FASB issued an accounting standards update that simplifies the application and administration of hedge accounting. The guidance amends the presentation and disclosure requirements and changes how companies assess effectiveness. The guidance is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The guidance will be applied to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company early adopted the standard in the third quarter of fiscal 2019. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

In June 2018, the FASB issued an accounting standards update that substantially aligns the accounting for shared-based payments to non-employees and employees. The standard is required to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted the standard in the second quarter of fiscal 2019. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued a new standard on the accounting for leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. The standard also expands the required quantitative and qualitative disclosures for lease arrangements. The standard is effective for the Company beginning in the first quarter of fiscal year 2020. The Company will adopt the new lease accounting standard using a modified retrospective method and will not restate comparative periods. The Company currently estimates that the adoption of the new leasing standard will result in recognition of $135 million to $165 million in lease related right-of-use assets and liabilities on the company's condensed consolidated balance sheet, primarily related to real estate. The estimate could change as the Company finalizes estimates and proceeds towards implementation of the standard and will also fluctuate based on the lease portfolio, discount rates and foreign currency exchange rates as of the adoption date. The Company is in the process of implementing changes to its processes and systems to support the adoption of the new lease accounting standard.

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

In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a software hosting arrangement that is a service contract and costs to develop or obtain internal-use software. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

In August 2018, the FASB issued an accounting standards update that modifies the disclosure requirements on fair value measurements. The new guidance adds, modifies and removes certain fair value measurement disclosure requirements. The guidance is effective for the company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

In November 2018, the FASB issued an accounting standards update that clarifies when transactions between participants in a collaborative arrangement are within the scope of the new revenue recognition standard that the Company adopted at the beginning of fiscal 2019. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The guidance must be applied retrospectively as of the date of initial application of the revenue recognition standard. In addition, entities may elect to apply the guidance to all collaborative arrangements or only to collaborative arrangements that are not completed as of the date of initial application of the aforementioned revenue recognition standard. The Company is evaluating the effect this new guidance will have on its consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 3. Business Combination
On July 6, 2018, the Company completed the acquisition of Cavium (the “Cavium acquisition”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Cavium acquisition was primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions. In accordance with the terms of the Agreement and Plan of Merger, dated as of November 19, 2017, by and among the Company and Cavium (the “Cavium merger agreement”), the Company acquired all outstanding shares of common stock of Cavium (the “Cavium shares”) for $40.00 per share in cash and 2.1757 shares of the Company’s common stock exchanged for each share of Cavium stock. The Company also made cash payments for the fractional shares that resulted from conversion as specified in the Cavium merger agreement. The merger consideration was funded with a combination of cash on hand, new debt financing and issuance of the Company’s common shares. See “Note 10 - Debt” for discussion of the debt financing.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows, including adjustments to the purchase price allocation from the previously reported figures at August 4, 2018 (in thousands):

	Previously Reported August 4, 2018 (Provisional)	Measurement Period Adjustments	November 3, 2018
Cash and cash equivalents	$180,989	$—	$180,989
Accounts receivable	112,270	—	112,270
Inventories	330,778	—	330,778
Prepaid expense and other current assets	19,890	—	19,890
Assets held for sale	483	—	483
Property and equipment	115,428	—	115,428
Acquired intangible assets	2,744,000	—	2,744,000
Other non-current assets	89,139	—	89,139
Goodwill	3,504,302	1,537	3,505,839
Accounts payable	(52,383)	—	(52,383)
Accrued liabilities	(127,837)	(13)	(127,850)
Accrued employee compensation	(34,813)	—	(34,813)
Deferred income	(2,466)	—	(2,466)
Current portion of long-term debt	(6,123)	—	(6,123)
Liabilities held for sale	(3,032)	—	(3,032)
Long-term debt	(600,005)	—	(600,005)
Non-current income taxes payable	(8,365)	(89)	(8,454)
Deferred tax liabilities	(84,360)	(1,435)	(85,795)
Other non-current liabilities	(16,099)	—	$(16,099)
Total merger consideration	$6,161,796	$—	$6,161,796

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-Q for the second quarter ended August 4, 2018. The measurement period adjustments were primarily related to the completion of the final Cavium income tax returns and adjustments to uncertain tax positions. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods previously reported.
The Company incurred total acquisition related costs of $53.7 million which were recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The Company also incurred $22.8 million of debt financing costs. As of November 3, 2018, $0.4 million associated with the Revolving Credit Facility was classified in prepaid expenses and other current assets, $1.4 million associated with the Revolving Credit Facility was classified in other non-current assets, and $12.2 million associated with the term loan and senior notes was classified in long-term debt in the condensed consolidated balance sheet. See “Note 10. Debt” for additional information. Additionally, the Company incurred $2.9 million of equity issuance costs, which were recorded in additional paid-in capital in the condensed consolidated balance sheet.
Since the date of the acquisition, Cavium contributed $212.9 million and $254.3 million of the consolidated net revenue for the three and nine months ended November 3, 2018. Cavium net loss incurred in the three and nine months ended November 3, 2018 was $184.8 million and $305.4 million, which included restructuring costs of $19.1 million and $41.4 million, respectively.

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

The following supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Cavium had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2018, nonrecurring pro forma adjustments directly attributable to the Cavium acquisition included (i) share-based compensation expense of $37.8 million, (ii) the purchase accounting effect of inventories acquired of $223.0 million, (iii) bridge loan related debt issuance costs of $6.1 million and (iv) transaction costs of $121.8 million. The supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Cavium acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.
The supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Nine months ended
	November 3, 2018	October 28, 2017
Pro forma net revenue	$2,463,924	$2,517,418
Pro forma net income (loss)	71,994	(151,793)

Consolidated Statements of Cash Flows

The noncash consideration paid for the acquisition of Cavium was $3.3 billion for the nine months ended November 3, 2018.

Note 4. Goodwill and Acquired Intangible Assets, Net
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of November 3, 2018 and February 3, 2018 is $5.5 billion and $2.0 billion, respectively. The change in the carrying value of goodwill from February 3, 2018 to November 3, 2018 was due to the Cavium acquisition. See “Note 3 - Business Combination” for further discussion of the acquisition.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net
There had been no new acquired intangible assets in fiscal year 2018, and as of February 3, 2018, the gross value of acquired intangible assets was fully amortized. In connection with the Cavium acquisition on July 6, 2018, the Company acquired $2.7 billion of intangible assets. As of the third quarter ended November 3, 2018, net carrying amounts are as follows (in thousands, except for weighted average remaining amortization period):

	November 3, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,743,000	$(76,577)	$1,666,423	7.34
Customer contracts and related relationships	465,000	(26,220)	438,780	8.67
Trade names	23,000	(1,833)	21,167	4.08
Total acquired amortizable intangible assets	$2,231,000	$(104,630)	$2,126,370	7.58
IPR&D	513,000	—	513,000	n/a
Total acquired intangible assets	$2,744,000	$(104,630)	$2,639,370

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 4 to 9 years. In the event the IPR&D is abandoned the related assets will be written off.
Amortization expense from acquired intangible assets for the three and nine months ended November 3, 2018 was $78.7 million and $104.6 million respectively. The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of November 3, 2018 (in thousands):

Fiscal Year	Amount
Remainder of 2019	$78,688
2020	309,701
2021	301,580
2022	293,024
2023	285,596
Thereafter	857,781
$2,126,370

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	November 3, 2018	February 3, 2018
Inventories:
Work-in-process	$206,976	$103,711
Finished goods	169,234	66,328
Total inventories	$376,210	$170,039

The inventory balance at November 3, 2018 includes $97.6 million related to the inventory step-up adjustment from the Cavium acquisition.

	November 3, 2018	February 3, 2018
Property and equipment, net:
Machinery and equipment	$610,541	$535,416
Land, buildings, and leasehold improvements	279,975	247,675
Computer software	102,897	98,253
Furniture and fixtures	24,871	21,139
	1,018,284	902,483
Less: Accumulated depreciation and amortization	(705,171)	(700,261)
Total property and equipment, net	$313,113	$202,222

Current accrued liabilities are comprised of the following at November 3, 2018 and February 3, 2018, respectively:

	November 3, 2018	February 3, 2018
Accrued liabilities:
Contract liabilities	$121,669	$—
Technology license obligations	58,606	28,488
Accrued royalties	16,315	11,860
Accrued rebates (1)	—	9,292
Accrued legal related expenses	18,436	13,050
Unsettled investment trades (2)	—	4,497
Restructuring liabilities	26,412	1,612
Accrued interest	17,041	—
Accrued income tax payable	18,483	959
Other	25,133	17,200
Total accrued liabilities	$302,095	$86,958

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables:

Unrealized Gain (Loss) on Marketable Securities (1)
Balance at February 3, 2018	$(2,322)
Other comprehensive loss before reclassifications	(733)
Amounts reclassified from accumulated other comprehensive gain	3,055
Net current-period other comprehensive gain, net of tax	2,322
Balance at November 3, 2018	$—

	Unrealized Gain (Loss) on Marketable Securities (1)	Unrealized Gain (Loss) on Cash Flow Hedges (2)	Total
Balance at January 28, 2017	$(801)	$824	$23
Other comprehensive income (loss) before reclassifications	653	2,341	2,994
Amounts reclassified from accumulated other comprehensive income (loss)	(45)	(3,164)	(3,209)
Net current-period other comprehensive income (loss), net of tax	608	(823)	(215)
Balance at October 28, 2017	$(193)	$1	$(192)
(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.
(2) The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive income (loss) are recorded in operating expenses. See "Note 8- Derivative Financial Instruments" for additional information on the affected line items in the condensed consolidated statements of operations.

Share Repurchase Program
On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase plan. As of November 3, 2018, there was $1.0 billion remaining available for future share repurchases. Under the program authorized by its Board of Directors, the Company may repurchase shares in the open-market or through privately negotiated transactions. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by the Company's management team. The repurchase program may be suspended or discontinued at any time.
The Company repurchased 2.9 million of its common shares for $54.0 million during the nine months ended November 3, 2018. The Company repurchased 31.5 million shares for $527.6 million during the nine months ended October 28, 2017. The repurchased shares were retired immediately after the repurchases were completed.
As of November 3, 2018, a total of 289.3 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.8 billion in cash.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 6. Restructuring and Other Related Charges
The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. The Company recorded restructuring and other related charges of $27.0 million for the three months ended November 3, 2018. These restructuring costs consist of approximately $14.2 million in severance and related costs, $2.2 million in facilities and related costs, $0.7 million in other exit-related costs and $9.9 million in asset write off costs. The asset write off costs include $6.5 million of technology license impairment and $3.4 million from fixed asset write offs and accelerated depreciation expense as a result of facility consolidation. The Company expects to complete these restructuring actions by the end of fiscal 2020.
The Company recorded restructuring and other related charges of $64.0 million for the nine months ended November 3, 2018. These restructuring and other related charges consist of approximately $37.9 million in severance and related costs, $13.2 million in facilities and related costs, $1.0 million in other exit-related costs and $11.9 million in asset write off costs and accelerated depreciation expense. The accrued restructuring liability as of November 3, 2018 was $31.2 million.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at February 3, 2018	$654	$462	$555	$1,671
Restructuring charges - continuing operations	38,143	13,247	978	52,368
Net cash payments	(18,039)	(3,520)	(946)	(22,505)
Release of reserves	(307)	—	—	(307)
Exchange rate adjustment	(51)	—	—	(51)
Balance at November 3, 2018	$20,400	$10,189	$587	$31,176
Less: non-current portion	$—	$4,764	$—	$4,764
Current portion	$20,400	$5,425	$587	$26,412
The remaining accrued severance and related costs and the other exit-related costs are expected to be paid in fiscal 2019. The remaining accrued facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2028, net of estimated sub-lease income.

Note 7. Investments
As of November 3, 2018, the Company has no investments on hand. As of February 3, 2018, the following table summarizes the Company’s investments (in thousands):

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Short-term, highly liquid investments of $83.9 million and $267.6 million as of November 3, 2018 and February 3, 2018, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not included in the table above because the gross unrealized gains and losses were immaterial as the carrying values approximate fair value due to the short term maturity of such investments.
Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gross realized gains	$—	$92	$371	$177
Gross realized losses	—	(2,847)	(3,437)	(2,960)
Total net realized gains (losses)	$—	$(2,755)	$(3,066)	$(2,783)
The contractual maturities of available-for-sale and held-to-maturity securities are presented in the following tables (in thousands):

	November 3, 2018		February 3, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$554,247	$553,866
Due between one and five years	—	—	400,866	398,924
Due over five years	—	—	—	—
	$—	$—	$955,113	$952,790
There are no securities on hand at November 3, 2018 that have been in a continuous unrealized loss position. Such securities are presented as follows for the fiscal year ended February 3, 2018:

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 8. Derivative Financial Instruments
The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities less than 12 months which mitigates the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments. There were no outstanding forward contracts at November 3, 2018 and February 3, 2018.

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
For the three and nine months ended November 3, 2018, the Company did not have any derivative financial instruments. The following table provides information about gains (losses) associated with the Company’s derivative financial instruments for the three and nine months ended October 28, 2017 (in thousands):

		Amount of Gains (Losses) in Statements of Operations
		Three Months Ended	Nine Months Ended
	Location of Gains (Losses) in Statements of Operations	October 28, 2017	October 28, 2017
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$1,497	$3,223
	Selling, general and administrative	329	723
		$1,826	$3,946

The amounts of gains (losses) associated with the Company's derivative financial instruments reclassified from accumulated other comprehensive loss for the three and nine months ended October 28, 2017 are presented in the following table (in thousands):

	Three Months Ended	Nine Months Ended
Affected Line Item in the Statements of Operations:	October 28, 2017	October 28, 2017
Operating costs and expenses:
Cash flow hedges:
Research and development	$1,490	$2,564
Selling, general and administrative	328	601
Total	$1,818	$3,165

The portion of gains (losses) excluded from the assessment of hedge effectiveness is included in interest and other income, net. These amounts were not material in the three and nine months ended October 28, 2017. The Company did not have hedge ineffectiveness from derivative financial instruments in the three and nine months ended November 3, 2018 and October 28, 2017. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Fair Value Measurements
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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at November 3, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$21,162	$—	$—	$21,162
Time deposits	—	62,775	—	62,775
Other non-current assets:
Severance pay fund		882	—	882
Total assets	$21,162	$63,657	$—	$84,819

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	Fair Value Measurements at February 3, 2018
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$18,503	$—	$—	$18,503
Time deposits	—	65,117	—	65,117
U.S. government and agency debt	51,589	—	—	51,589
Municipal debt securities	—	5,290	—	5,290
Corporate debt securities	—	127,076	—	127,076
Short-term investments:
Time deposits	—	150,000	—	150,000
U.S. government and agency debt	247,741	—	—	247,741
Foreign government and agency debt	—	6,987	—	6,987
Municipal debt securities	—	2,728	—	2,728
Corporate debt securities	—	503,079	—	503,079
Asset backed securities	—	42,255	—	42,255
Other non-current assets:
Severance pay fund	—	896	—	896
Total assets	$317,833	$903,428	$—	$1,221,261

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. At November 3, 2018, the estimated aggregate fair value of the 2023 Notes and 2028 Notes was $987.8 million and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 10. Debt
On July 6, 2018, the Company completed its acquisition of Cavium. In connection with the acquisition (see "Note 3 - Business Combination"), the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes. Upon completion of the offering of the senior unsecured notes in June 2018, the Company terminated an $850 million bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time of the Merger Agreement was executed in November 2017. The bridge loan was never drawn upon.
Term Loan and Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with certain lenders and Goldman Sachs Bank USA, as the general administrative agent and the term facility agent, and Bank of America, N.A., as the revolving facility agent. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit (“Revolving Credit Facility”) and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility is intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of November 3, 2018, the Revolving Credit Facility has not been drawn upon. Following is further detail of the terms of the various debt agreements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Term Loan has a three year term which matures on June 13, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps as of November 3, 2018. The effective interest rate for the Term Loan was 4.134% as of November 3, 2018. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. During the three months ended November 3, 2018, the Company repaid $75 million of the principal outstanding, and wrote off $0.9 million of associated unamortized debt issuance costs. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of November 3, 2018, the full amount of the Revolving Credit Facility of $500 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was initially 0.175% per year.
The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant not to exceed 3 to 1 as of the end of any fiscal quarter. As of November 3, 2018, the Company was in compliance with all of its debt covenants.
Senior Unsecured Notes
On June 22, 2018, the Company completed a public offering of (i) $500.0 million aggregate principal amount of the Company's 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company's 4.875% Senior Notes due 2028 (the “2028 Notes” and, together with the 2023 Notes, the "Senior Notes”).
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

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at November 3, 2018 (in thousands):

November 3, 2018
Face Value Outstanding:
Term Loan	$825,000
2023 Notes	500,000
2028 Notes	500,000
Total borrowings	$1,825,000
Less: Unamortized debt discount and issuance cost	(19,266)
Net carrying amount of debt	$1,805,734
Less: Current portion	$—
Non-current portion	$1,805,734

During the three and nine months ended November 3, 2018, the Company recognized $20.9 million and $29.8 million of interest expense in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

As of November 3, 2018, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal year	Amount
2019	$—
2020	—
2021	—
2022	825,000
2023	—
Thereafter	$1,000,000

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

Note 11. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of November 3, 2018, these foundries had incurred approximately $149.1 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Note 12. Revenue
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following tables summarize financial statement line items that are affected in the current reporting period by the application of the new revenue recognition policy as compared with the previous revenue recognition policy which was in effect in prior periods in accordance with ASC 605, Revenue Recognition:

	November 3, 2018
(In thousands)	As currently reported	Adjustments	Balances without adoption of new revenue standard
Consolidated balance sheet:
Assets
Accounts receivable, net	$453,775	$—	$453,775
Inventories	376,210	(1,015)	375,195
Other non-current assets	260,176	(68,263)	191,913
Liabilities and shareholders' equity:
Accrued liabilities	302,095	(106,572)	195,523
Deferred income	2,947	101,957	104,904
Retained earnings	$1,416,682	$(64,663)	$1,352,019

	Three Months Ended November 3, 2018			Nine Months Ended November 3, 2018
(In thousands, except per share amounts)	As currently reported	Adjustments	Balances without adoption of new revenue standard	As currently reported	Adjustments	Balances without adoption of new revenue standard
Consolidated statement of operation:
Net revenue	$851,051	$(22,340)	$828,711	$2,120,992	$(39,871)	$2,081,121
Cost of goods sold	467,464	(3,931)	463,533	984,602	(9,426)	975,176
Net income (loss)	(53,767)	(18,409)	(72,176)	81,604	(30,445)	51,159
Net income (loss) per share - Basic	(0.08)	(0.03)	(0.11)	0.14	(0.05)	0.09
Net income (loss) per share - Diluted	$(0.08)	$(0.03)	$(0.11)	$0.14	$(0.05)	$0.09

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	November 3, 2018	% of Total	November 3, 2018	% of Total
Net revenue by product group:
Storage (1)	$406,822	48%	1,059,655	50%
Networking (2)	398,424	47%	925,982	44%
Other (3)	45,805	5%	135,355	6%
	$851,051		$2,120,992

1)	Storage products are comprised primarily of HDD, SSD Controllers, Fibre Channel Adapters and Data Center Storage Solutions.

2)
Networking products are comprised primarily of Ethernet Switches, Ethernet Transceivers, Ethernet NICs, Embedded Communications and Infrastructure Processors, Automotive Ethernet, Security Adapters and Processors as well as Connectivity products. In addition, this grouping includes a few legacy product lines in which the Company no longer invests, but will generate revenue for several years.

3)	Other products are comprised of primarily Printer Solutions, Application Processors and others.

The following table summarizes net revenue disaggregated by primary geographical market (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	November 3, 2018	% of Total	November 3, 2018	% of Total
Net revenue based on destination of shipment:
China	$332,011	39%	$907,630	43%
Malaysia	105,857	12%	293,778	14%
Philippines	62,272	7%	175,455	8%
United States	94,742	11%	142,694	7%
Thailand	44,439	5%	126,439	6%
Other	211,730	26%	474,996	22%
	$851,051		$2,120,992

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	November 3, 2018	% of Total	November 3, 2018	% of Total
Net revenue by customer type:
Direct customers	$630,022	74%	1,632,646	77%
Distributors	221,029	26%	488,346	23%
	$851,051		$2,120,992

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of November 3, 2018, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2019 was $79.6 million. During the nine months ended November 3, 2018, contract liabilities increased by $562.1 million associated with variable consideration estimates, offset by $520.0 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the third quarter of fiscal year 2019 was $121.7 million.
Sales Commissions
Sales commissions are generally earned by the salespersons based on shipments to customers. The Company has elected to apply the practical expedient to expense these costs when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 13. Income Tax

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
The income tax expense of $9.3 million for the three months ended November 3, 2018 included tax expense related to discrete items recorded in the quarter of $1.9 million. The income tax benefit of $16.9 million for the nine months ended November 3, 2018, included a tax benefit from a net reduction in unrecognized tax benefits of $6.8 million, and a tax benefit related to other discrete items recorded in the nine month period of $0.9 million.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company has not completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals. However, the Company reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of February 3, 2018. There were no additional adjustments made to these amounts in the three or nine month period ended November 3, 2018. As the Company continues its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“I.R.S.”), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the Company's provision for income taxes in the period in which the adjustments are made.
The Company's gross unrecognized tax benefits were $150.5 million and $23.2 million on November 3, 2018 and February 3, 2018, respectively. The net increase to the Company's gross unrecognized tax benefits of $127.3 million is primarily the result of certain unrecognized tax benefits recorded in the Company's accounting for the acquisition of Cavium. If the gross unrecognized tax benefits as of November 3, 2018 were realized in a subsequent period, the Company would record a tax benefit of $120.2 million within its provision of income taxes at such time. The amount of interest and penalties accrued as of November 3, 2018 and February 3, 2018 was $14.3 million and $17.2 million, respectively.

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

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.6 million and $1.7 million for the three and nine months ended November 3, 2018 respectively, and $0.1 million and $1.6 million for the three and nine months ended October 28, 2017, respectively. The benefit of these tax incentives on net income per share was less than $0.01 per share for both the three and nine months ended November 3, 2018 and October 28, 2017.

The Company’s principal source of liquidity as of November 3, 2018 consisted of approximately $610 million of cash, cash equivalents and short-term investments, of which approximately $550 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $440 million of the excess financial reporting basis over the tax basis of investments in foreign subsidiaries outside of Bermuda that is indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such amounts were no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $120 million.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 14. Net Income Per Share
The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net income per share, which is based on the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator:
Income from continuing operations, net of tax	$(53,767)	$149,337	$81,604	$384,379
Income from discontinued operations, net of tax	—	50,851	—	87,689
Net income	$(53,767)	$200,188	$81,604	$472,068
Denominator:
Weighted average shares — basic	657,519	494,096	569,031	499,568
Effect of dilutive securities:
Share-based awards	—	10,807	9,841	11,367
Weighted average shares — diluted	657,519	504,903	578,872	510,935
Income from continuing operations per share:
Basic	$(0.08)	$0.30	$0.14	$0.77
Diluted	$(0.08)	$0.30	$0.14	$0.75
Income from discontinued operations per share:
Basic	$—	$0.11	$—	$0.17
Diluted	$—	$0.10	$—	$0.17
Net income per share:
Basic	$(0.08)	$0.41	$0.14	$0.94
Diluted	$(0.08)	$0.40	$0.14	$0.92
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
Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Weighted average shares outstanding:
Share-based awards	25,048	876	6,915	3,122

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares are also excluded from the calculation of diluted earnings per share for the three months ended November 3, 2018 due to the net loss reported in that period.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to successfully integrate the business of Cavium with our business;

•	our ability to realize anticipated synergies in connection with the Cavium acquisition;

•	our dependence on a small number of customers;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;
our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the storage market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	our ability to define, design and develop products for the infrastructure and 5G market and market and sell those products to infrastructure customers;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the effects of transitioning to smaller geometry process technologies;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to recruit and retain experienced executive management as well as highly skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the impact and costs associated with changes in international financial and regulatory conditions;

•	the impact of any changes in our application of the United Stated federal income tax laws and the loss of any beneficial treatment that we currently enjoy;

•	our maintenance of an effective system of internal controls; and

•	the outcome of pending or future litigation and legal and regulatory proceedings.

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

On July 6, 2018, we completed our acquisition of Cavium. Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. Cavium designs, develops and markets semiconductor processors for intelligent and secure networks. Cavium's operating results from the acquisition date through our third quarter ended November 3, 2018 have been included in our consolidated financial statements. See “Note 3 - Business Combination” of Notes to Condensed Consolidated Financial Statements for further discussion regarding our acquisition of Cavium.

In the third quarter of fiscal 2019, our net revenue increased year over year by 38.1% from $616.3 million net revenue in the third quarter fiscal 2018 compared with $851.1 million in the third quarter of fiscal 2019. The increase was primarily due to a 57% increase in our networking product sales and 29% increase in our storage product sales, with sales benefiting from our acquisition of Cavium. This increase was partially offset by decreased sales of our other products, which decreased by 4% in relation to the three months ended October 28, 2017. Our net revenue for the nine months ended November 3, 2018 increased by $327.2 million compared to net revenue for the nine months ended October 28, 2017. The increase was primarily due to increased sales of our networking products by 29% and storage products by 14%, with sales benefiting from our acquisition of Cavium. The growth was offset by decreased sales of our other products, which decreased by 5% in relation to the nine months ended October 28, 2017.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase plan. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. As of November 3, 2018, there was $1.0 billion remaining available for future share repurchases.

For the nine months ended November 3, 2018, we repurchased 2.9 million shares of our common stock for $54.0 million. As of November 3, 2018, a total of 289.3 million shares have been repurchased to date under the Company’s share repurchase program for a total $3.8 billion in cash. We returned $162.6 million to stockholders in the nine months ended November 3, 2018, including our repurchases of common stock and $108.6 million of cash dividends.

Cash and Short Term Investments. Our total cash, cash equivalents and short-term investments were $610.3 million at November 3, 2018, which was lower than our balance of $1.8 billion at our fiscal year ended February 3, 2018. The decrease was primarily due to cash paid for the Cavium acquisition of $2.6 billion and cash paid on debt principal payments of $681.1 million, offset by proceeds from debt financing of $1.9 billion.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
End Customer:
Western Digital	11%	17%	13%	20%
Toshiba	11%	14%	12%	14%
Seagate	*	12%	11%	11%
Distributor:
Wintech	*	11%	*	11%

*	Less than 10% of net revenue

We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 82% and 88% of our net revenue in the three and nine months ended November 3, 2018, and approximately 94% of net revenue in both the three and nine months ended October 28, 2017, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption "We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations."
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

Critical Accounting Policies and Estimates

Except for the accounting policy for revenue recognition that was updated as a result of adopting the new accounting standard on the recognition of revenue from contracts with customers, and the estimates involved with the purchase accounting associated with Cavium business combination, there have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. See “Note 3. Business Combination,” “Note 12. Revenue - New Revenue Recognition Policy Including Significant Judgments and Estimates” and “Note 4. Goodwill and Acquired Intangible Assets, Net” for additional information.

Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.9	38.7	46.4	39.3
Gross profit	45.1	61.3	53.6	60.7
Operating expenses:
Research and development	31.1	26.8	31.0	29.8
Selling, general and administrative	13.2	9.6	15.0	9.5
Restructuring related charges	3.2	0.5	3.0	0.5
Total operating expenses	47.5	36.9	49.0	39.8
Operating income (loss) from continuing operations	(2.4)	24.4	4.6	20.9
Interest income	0.1	0.7	0.5	0.6
Interest expense	(2.6)	—	(1.8)	—
Other income (loss), net	(0.3)	0.3	(0.2)	0.3
Income (loss) from continuing operations before income taxes	(5.2)	25.4	3.1	21.8
Provision (benefit) for income taxes	1.1	1.1	(0.8)	0.4
Income (loss) from continuing operations, net of tax	(6.3)%	24.3%	3.9%	21.4%

Three and nine months ended November 3, 2018 and October 28, 2017

Net Revenue

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Net revenue	$851,051	$616,302	38.1%	$2,120,992	$1,793,761	18.2%

At the beginning of fiscal year 2019, we adopted the new revenue recognition standard using the modified retrospective method. Refer to “Note 12 - Revenue” for further information.

Our net revenue for the three months ended November 3, 2018 increased by $234.7 million compared to net revenue for the three months ended October 28, 2017.  This was primarily due to increased sales of our networking products by 57% and higher sales of our storage products by 29%, with sales benefiting from our acquisition of Cavium, which occurred in the second quarter of fiscal year 2019. This increase was partially offset by decreased sales of our other products, which were down 4% compared to the three months ended October 28, 2017.

Our net revenue for the nine months ended November 3, 2018 increased by $327.2 million compared to net revenue for the nine months ended October 28, 2017. This increase was primarily due to increased sales of our networking products by 29% and increased sales of our storage products by 14%, with sales benefiting from our acquisition of Cavium. This growth was offset by a decline in other products, which were down 5% compared to the nine months ended October 28, 2017.

In the three months ended November 3, 2018, unit shipments were 15% lower and average selling prices increased 45% compared to the three months ended October 28, 2017. In the nine months ended November 3, 2018, unit shipments were 1% higher and average selling prices increased 17% compared to the nine months ended October 28, 2017.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Cost of goods sold	$467,464	$238,533	96.0%	$984,602	$705,303	39.6%
% of net revenue	54.9%	38.7%		46.4%	39.3%
Gross profit	$383,587	$377,769	1.5%	$1,136,390	$1,088,458	4.4%
% of net revenue	45.1%	61.3%		53.6%	60.7%

Cost of goods sold as a percentage of net revenue was higher for the three and nine months ended November 3, 2018 due primarily to our acquisition of Cavium, which resulted in increased inventory acquisition costs and amortization of acquired intangible assets, partially offset by lower manufacturing costs and improved product mix. As a result, gross margin for the three and nine months ended November 3, 2018 decreased 16.2 percentage points and 7.1 percentage points, respectively, compared to the three and nine months ended October 28, 2017.

Research and Development

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Research and development	$264,888	$165,477	60.1%	$657,907	$534,444	23.1%
% of net revenue	31.1%	26.8%		31.0%	29.8%
Research and development expenses increased by $99.4 million in the three months ended November 3, 2018 compared to the three months ended October 28, 2017. The increase was primarily due to additional costs from our acquisition of Cavium. The increase primarily consisted of $74.5 million of higher employee personnel-related costs, $6.7 million of higher computer-aided design software costs, $5.1 million of higher other personnel-related costs and $4.9 million of higher depreciation and amortization expense.
Research and development expenses increased by $123.5 million in the nine months ended November 3, 2018, compared to the nine months ended October 28, 2017. The increase was due primarily to additional costs from our acquisition of Cavium. The increase primarily consisted of $103.5 million of higher employee personnel-related costs, $5.9 million of higher other personnel-related costs and $5.0 million of higher depreciation and amortization expense.
Selling, general and administrative

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Selling, general and administrative	$112,178	$59,112	89.8%	$318,192	$169,875	87.3%
% of net revenue	13.2%	9.6%		15.0%	9.5%
Selling, general and administrative expense increased by $53.1 million in the three months ended November 3, 2018 compared to the three months ended October 28, 2017. The increase was primarily due to additional costs from our acquisition of Cavium, including $20.0 million of intangibles amortization expense, $13.9 million of higher employee personnel-related costs $10.8 million of merger-related costs and $8.2 million of higher facility-related expenses.

Selling, general and administrative expense increased by $148.3 million in the nine months ended November 3, 2018 compared to the nine months ended October 28, 2017. The increase was due primarily to additional costs from our acquisition of Cavium, including $55.6 million of higher employee personnel-related costs, $53.9 million of merger-related costs,$24.8 million of intangibles amortization expense and $9.3 million of higher facility-related expenses.
Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Restructuring related charges	$27,031	$3,284	723.1%	$64,013	$8,455	657.1%
% of net revenue	3.2%	0.5%		3.0%	0.5%

We recognized $27.0 million and $64.0 million of total restructuring related charges in the three and nine months ended November 3, 2018 as the Company continues to evaluate its existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 6 - Restructuring and Other Related Charges” for further information.
Interest Income

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Interest income	$1,046	$4,301	(75.7)%	$10,690	$11,643	(8.2)%
% of net revenue	0.1%	0.7%		0.5%	0.6%
Interest income decreased by $3.3 million and $1.0 million in the three and nine months ended November 3, 2018, respectively, compared to the three and nine months ended October 28, 2017. The decrease is primarily due to the sale of investments in the first and second quarter of fiscal 2019.
Interest Expense

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Interest expense	$(22,370)	$(262)	8,438.2%	$(38,409)	$(393)	9,673.3%
% of net revenue	(2.6)%	—%		(1.8)%	—%
Interest expense increased by $22.1 million and $38.0 million in the three and nine months ended November 3, 2018, respectively, compared to the three and nine months ended October 28, 2017. The increase is primarily due to interest expense incurred resulting from the issuance of our 2023 Notes, 2028 Notes and amounts borrowed under our credit agreement.
Other Income (Loss), Net

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Other income (loss), net	$(2,628)	$2,161	(221.6)%	$(3,858)	$5,471	(170.5)%
% of net revenue	(0.3)%	0.3%		(0.2)%	0.3%

Other income (loss), net, was a loss of $2.7 million in the three months ended November 3, 2018, compared to a gain of $2.2 million in the three months ended October 28, 2017. This was primarily a result of a loss from the sale of a business and foreign currency remeasurement loss in the three months ended November 3, 2018 compared with a gain from sale of a private equity investment and foreign currency remeasurement gain in the three months ended October 28, 2017.
Other income (loss), net, was a loss of $3.9 million in the nine months ended November 3, 2018 compared to a gain of $5.5 million in the nine months ended October 28, 2017. This was primarily a result of a loss from the sale of a business and foreign currency measurement loss in the nine months ended November 3, 2018 compared with a $5.1 million gain from the sale of a business recognized in the nine months ended October 28, 2017.
Provision (benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	November 3, 2018	October 28, 2017	% Change	November 3, 2018	October 28, 2017	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$9,305	$6,759	37.7%	$(16,903)	$8,026	(310.6)%

Our income tax expense for the three months ended November 3, 2018 was $9.3 million compared to tax expense of $6.8 million for the three months ended October 28, 2017. Our income tax expense for the three months ended November 3, 2018 differs from the same period in the prior year primarily as a result of combining our projected Cavium and Marvell results in estimating our annual effective tax rate. With this acquisition, we are projecting significant amounts of pre-tax losses in the U.S. for the current fiscal year for which an income tax benefit will be realized at the U.S. statutory rate of 21%. This projected income tax benefit is in excess of our projected income taxes from other jurisdictions. During the three months ended November 3, 2018, our estimated annual effective tax rate was adjusted requiring us to true up our year to date income tax benefit in the current three month period. The effective tax rate for the three months ended November 3, 2018 and October 28, 2017 differs from the statutory Federal rate of 21% and 35%, respectively, primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our income tax benefit for the nine months ended November 3, 2018 was $16.9 million compared to tax expense of $8.0 million for the nine months ended October 28, 2017. Our income tax provision for the nine months ended November 3, 2018 differs from the same period in the prior year primarily as a result of combining our projected Cavium and Marvell results. With this acquisition, we are projecting significant amounts of pre-tax losses in the U.S. for the current fiscal year for which an income tax benefit is realized at the U.S. statutory rate of 21%. This income tax benefit is in excess of our projected income taxes from other jurisdictions. As a result, our effective tax rate in the current period reflects a significant consolidated income tax benefit, in addition to the reversal of uncertain tax positions and other prior year tax positions. The effective tax rate for the nine months ended November 3, 2018 and October 28, 2017 differs from the statutory Federal rate of 21% and 35%, respectively, primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

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

The Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of February 3, 2018. There were no additional adjustments made to these amounts in the three or nine month period ended November 3, 2018. As we continue our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Liquidity and Capital Resources
Our principal source of liquidity as of November 3, 2018 consisted of approximately $610 million of cash, cash equivalents and short-term investments, of which approximately $550 million was held by subsidiaries outside of Bermuda. We have not recognized a deferred tax liability on $440 million of the excess financial reporting basis over the tax basis of investments in foreign subsidiaries outside of Bermuda that is indefinitely reinvested. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such amounts were no longer considered indefinitely reinvested, we would incur a tax expense of approximately $120 million.
In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility, which was undrawn as of November 3, 2018. See “Note 10 - Debt” for further information.
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

Cash Flows from Operating Activities
Net cash flow provided by operating activities for the nine months ended November 3, 2018 was $490.1 million. We had net income of $81.6 million, adjusted for the following non-cash items: share-based compensation expense of $133.5 million, amortization of inventory fair value adjustment associated with the acquisition of Cavium of $125.8 million, amortization of acquired intangible assets of $104.6 million, depreciation and amortization of $86.4 million, a non-cash gain on deferred income taxes of $27.7 million, restructuring related impairment charges of $11.9 million, amortization of deferred debt issuance costs and debt discounts of $9.3 million, and $5.4 million net loss from other non-cash items. Cash outflow from working capital of $40.6 million for the nine months ended November 3, 2018 was primarily driven by an increase in accounts receivable and a decrease in accrued compensation, partially offset by an increase in accrued liabilities. The increase in accounts receivable was driven primarily by an increase in sales. The decrease in accrued compensation was mainly driven by a decrease in our bonus accrual due to our annual bonus payout during the nine months ended November 3, 2018. The increase in accrued liabilities is primarily due to an increase in interest accrual related to debt, an increase in restructuring liabilities, as well as an increase in revenue-related liabilities

Net cash flow provided by operating activities for the nine months ended October 28, 2017 was $451.4 million. We had $472.1 million of net income, adjusted for $38.8 million of non-cash items, which was primarily driven by gain on the sales of discontinued operations and businesses of $93.7 million, share-based compensation expense of $65.3 million, and depreciation and amortization of $62.6 million. The cash outflow from working capital of $59.5 million for the nine months ended October 28, 2017 was primarily driven by increases in accounts receivable and inventory and a decrease in accrued liabilities. This outflow was partially offset by an increase in accounts payable and a decrease in prepaid expenses and other current assets. The increase in accounts receivable was driven primarily by the increase in revenue. The increase in inventory is associated with the build up of inventory related to our networking and storage products in preparation for next quarter's demand. The decrease in accrued liabilities was driven by a reduction of accruals for restructuring expenses and rebates. The increase in accounts payable was due to additional amounts owed for assembly and test services.
Cash Flows from Investing Activities
Net cash flow used in investing activities was $1.8 billion for the nine months ended November 3, 2018 compared to net cash provided by investing activities of $63.0 million for the nine months ended October 28, 2017. For the nine months ended November 3, 2018, net cash used in investing activities was primarily driven by net cash paid to acquire Cavium of $2.6 billion, partially offset by proceeds for sales and maturities of available-for sale securities and time deposits of $986.9 million.

For the nine months ended October 28, 2017, net cash provided by investing activities of $63.0 million was primarily driven by purchase of available-for-sale securities of $672.9 million, partially offset by sales and maturities of available-for-sale securities of $589.9 million and net proceeds of $165.9 million from the sale of our Broadband, Multimedia, and LTE thin-modem businesses.
Cash Flows from Financing Activities
For the nine months ended November 3, 2018, net cash provided by financing activities of $1.0 billion was primarily attributable to $1.9 billion proceeds from issuance of debt and $60.8 million proceeds from employee stock plans, partially offset by $681.1 million repayment of debt, $108.6 million for payment of our quarterly dividends, $52.5 million payments for technology license obligations, and $54.0 million for repurchases of our common stock.

For the nine months ended October 28, 2017, net cash used in financing activities of $528.3 million was primarily attributable to $527.6 million for repurchases of our common stock, $89.6 million for payment of our quarterly dividends, and $25.9 million minimum tax withholding payments on behalf of employees for net share settlements. These outflows were partially offset by proceeds of $137.4 million from employee stock plans.
Contractual Obligations and Commitments
We presented our contractual obligations at August 4, 2018 in our Quarterly Report on Form 10-Q for the fiscal quarter then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended November 3, 2018.

Indemnification Obligations
See “Note 11 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt following our acquisition of Cavium, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan. See “Note 10 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $3.6 million to $8.3 million.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. At November 3, 2018, our investment portfolio balance was $0.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by approximately 2%.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 3, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information under the caption “Contingencies” as set forth in “Note 11 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

Item 1A.    Risk Factors
Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common shares. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, infrastructure, semiconductor and related industries and end markets. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common shares could decline due to the occurrence of any of these risks, and you could lose all or part of your investment.

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
The benefits we expect to realize from the Cavium acquisition will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also the Risk Factor entitled “Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business." If we are unable to successfully integrate the businesses of Cavium with that of the Company, the combined company’s business, results of operations, financial condition or cash flows could be harmed. The challenges in integrating the operations of the companies include, among others:

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

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of November 3, 2018, the outstanding principal balance of the Term Loan amounted to $825.0 million.

In addition to the Term Loan under the Credit Agreement, on June 22, 2018, we completed a public offering of (i) $500.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 4.875% Senior Notes due 2028 (the “2028 Notes” and, together with the 2023 Notes, the “Senior Notes”). We are obligated to pay interest on the Senior Notes on June 22 and December 22 of each year, beginning on December 22, 2018. The 2023 Notes will mature on June 22, 2023 and the 2028 Notes will mature on June 22, 2028.
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
We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Senior Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Senior Notes) or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.
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
Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. Our stock is traded on the NASDAQ stock exchange under the ticker symbol "MRVL". As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 25% and 34% of our net revenue for the nine months ended November 3, 2018 and October 28, 2017, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.
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

In addition, if regulatory activity, such as enforcement of U.S. export control and sanctions laws, or the imposition of new tariffs, were to materially limit our ability to makes sales to any of our significant customers, it could harm our results of operations, reputation and financial condition.

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
The semiconductor industry, and specifically the storage, networking and infrastructure markets, is extremely competitive. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing, and expect we will continue to face, significant competition in the infrastructure, networking and SSD storage markets. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions and commit to future roadmaps that have technical risks.

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
In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Microchip Technology acquired Microsemi in May 2018, Avago Technologies Limited (now Broadcom Limited (“Broadcom”)) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014; Intel acquired Altera Corporation in December 2015; and NXP Semiconductors acquired Freescale Semiconductor, Ltd. in December 2015. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.
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
Our future success will depend on our ability to develop and introduce new products and enhancements to our existing products that address customer requirements, in a timely and cost-effective manner and are competitive as to a variety of factors. For example, for our products addressing the 5G market, we must successfully identify customer requirements and design, develop and produce products on time that compete effectively as to price, functionality and performance. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex and, due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”
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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 88% and 94% of our net revenue in the nine months ended November 3, 2018 and October 28, 2017, respectively.
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

•
trade restrictions, higher tariffs, worsening trade relationship between the United States and China, or changes in cross border taxation, particularly in light of the recently imposed tariffs announced by the Trump administration;

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
We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 11 - Commitments and Contingencies” of our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of material litigation matters in which we may be currently engaged. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”
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
We had approximately $5.5 billion of goodwill on our consolidated balance sheet as of November 3, 2018. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
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
In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $696 million of shares have been repurchased under that program as of November 3, 2018. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that the board of directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended November 3, 2018.

Issuer Purchases of Equity Securities
The following table presents details of our share repurchases during the three months ended November 3, 2018 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 5 – September 1, 2018	—	$—	—	$357,956
September 2 – September 29, 2018	1,869	$18.71	1,869	$322,985
September 30 – November 3, 2018	1,026	$18.52	1,026	$1,003,987
Total	2,895	$18.64	2,895	$1,003,987

(1)	The monthly periods presented above for the three months ended November 3, 2018, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

(2)
On November 17, 2016, we announced that our Board of Directors had authorized a $1 billion share repurchase plan. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase plan. Our existing share repurchase program had approximately $304 million of repurchase authority remaining as of October 16, 2018 prior to the approved addition. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

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

MARVELL TECHNOLOGY GROUP LTD.

Date: December 10, 2018	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)