Form 10-Q
period 2019-05-04
MARVELL TECHNOLOGY GROUP LTD
filed 2019-06-06
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
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
(441) 296-6395
(Address of principal executive offices, Zip Code and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.002 per share	MRVL	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of May 30, 2019 was 661.0 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 4, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$571,893	$582,410
Accounts receivable, net	470,347	493,122
Inventories	260,981	276,005
Prepaid expenses and other current assets	39,711	43,721
Total current assets	1,342,932	1,395,258
Property and equipment, net	326,599	318,978
Goodwill	5,494,505	5,494,505
Acquired intangible assets, net	2,480,942	2,560,682
Other non-current assets	403,240	247,329
Total assets	$10,048,218	$10,016,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,249	$185,362
Accrued liabilities	333,680	335,509
Accrued employee compensation	122,441	115,925
Total current liabilities	647,370	636,796
Long-term debt	1,684,281	1,732,699
Non-current income taxes payable	56,621	59,221
Deferred tax liabilities	250,137	246,252
Other non-current liabilities	179,677	35,374
Total liabilities	2,818,086	2,710,342
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,323	1,317
Additional paid-in capital	6,200,231	6,188,598
Retained earnings	1,028,578	1,116,495
Total shareholders’ equity	7,230,132	7,306,410
Total liabilities and shareholders’ equity	$10,048,218	$10,016,752
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net revenue	$662,452	$604,631
Cost of goods sold	301,024	228,938
Gross profit	361,428	375,693
Operating expenses:
Research and development	266,867	176,734
Selling, general and administrative	110,005	72,313
Restructuring related charges	5,682	1,567
Total operating expenses	382,554	250,614
Operating income (loss)	(21,126)	125,079
Interest income	1,268	6,069
Interest expense	(21,203)	(244)
Other income (loss), net	(116)	1,471
Interest and other income (loss), net	(20,051)	7,296
Income (loss) before income taxes	(41,177)	132,375
Provision for income taxes	7,273	3,763
Net income (loss)	(48,450)	128,612

Net income (loss) per share - Basic	$(0.07)	$0.26

Net income (loss) per share - Diluted	$(0.07)	$0.25

Weighted average shares:
Basic	658,963	497,335
Diluted	658,963	508,716
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income (loss)	$(48,450)	$128,612
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	—	(82)
Other comprehensive income (loss), net of tax	—	(82)
Comprehensive income (loss), net of tax	$(48,450)	$128,530
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Three-Month Period Ended May 4, 2019
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$—	$1,116,495	$7,306,410
Issuance of common shares in connection with equity incentive plans	5,120	11	30,985	—	—	30,996
Tax withholdings related to net share settlement of restricted stock units	—	—	(28,756)	—	—	(28,756)
Share-based compensation	—	—	59,422	—	—	59,422
Repurchase of common stock	(2,359)	(5)	(50,018)	—	—	(50,023)
Cash dividends declared and paid (cumulatively $0.06 per share)	—	—	—	—	(39,467)	(39,467)
Net loss	—	$—	$—	—	(48,450)	(48,450)
Balance at May 4, 2019	661,275	$1,323	$6,200,231	$—	$1,028,578	$7,230,132

	Three-Month Period Ended May 5, 2018
	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 3, 2018	495,913	$991	$2,733,292	$(2,322)	$1,409,452	$4,141,413
Effect of revenue recognition accounting change	—	—	—	—	34,171	34,171
Issuance of common shares in connection with equity incentive plans	3,837	9	11,045	—	—	11,054
Tax withholdings related to net share settlement of restricted stock units	—	—	(23,892)	—	—	(23,892)
Share-based compensation	—	—	24,033	—	—	24,033
Cash dividends declared and paid (cumulatively $0.06 per share)	—	—	—	—	(29,798)	(29,798)
Net income	—	—	—	—	128,612	128,612
Other comprehensive loss	—	—	—	(82)	—	(82)
Balance at May 5, 2018	499,750	$1,000	$2,744,478	$(2,404)	$1,542,437	$4,285,511

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income (loss)	$(48,450)	$128,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,298	20,343
Share-based compensation	58,598	23,852
Amortization of acquired intangible assets	79,740	—
Amortization of deferred debt issuance costs and debt discounts	1,681	—
Other non-cash expense, net	5,252	891
Deferred income taxes	4,356	824
Changes in assets and liabilities:
Accounts receivable	22,775	(47,393)
Inventories	15,848	2,680
Prepaid expenses and other assets	8,004	(14,108)
Accounts payable	(1,873)	14,744
Accrued liabilities and other non-current liabilities	(30,929)	20,439
Accrued employee compensation	6,516	(22,110)
Net cash provided by operating activities	165,816	128,774
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(13,457)
Sales of available-for-sale securities	—	70,273
Maturities of available-for-sale securities	—	128,820
Purchases of time deposits	—	(25,000)
Maturities of time deposits	—	75,000
Purchases of technology licenses	(1,484)	(360)
Purchases of property and equipment	(19,183)	(13,588)
Other	(342)	(4,989)
Net cash provided by (used in) investing activities	(21,009)	216,699
Cash flows from financing activities:
Repurchases of common stock	(48,022)	—
Proceeds from employee stock plans	31,084	11,055
Tax withholding paid on behalf of employees for net share settlement	(28,758)	(23,893)
Dividend payments to shareholders	(39,467)	(29,798)
Payments on technology license obligations	(15,268)	(20,461)
Principal payments of debt	(50,000)	—
Payment of equity and debt financing costs	—	(3,600)
Other	(4,893)	—
Net cash used in financing activities	(155,324)	(66,697)
Net increase (decrease) in cash and cash equivalents	(10,517)	278,776
Cash and cash equivalents at beginning of period	582,410	888,482
Cash and cash equivalents at end of period	$571,893	$1,167,258
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 4, 2019, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2019 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2019 had a 52-week year. Fiscal 2020 is a 52-week year.

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard on the accounting for leases, which amends the existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligation created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The Company adopted the new lease accounting standard on February 3, 2019, using the modified retrospective approach by applying the new standard to leases existing at the date of initial application and not restating comparative periods. See “Note 3 - Leases” for additional information.

Accounting Pronouncements Not Yet Effective

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

Note 3. Leases

Effective February 3, 2019, the Company adopted the new lease accounting standard using the modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The Company elected to apply the short-term lease measurement and recognition exemption in which right-of use assets (“ROU”) and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in the recording of net operating lease ROU assets and corresponding operating lease liabilities of $125 million and $149 million, respectively. The net ROU asset includes the effect of reclassifying a portion of facilities-related restructuring reserves as an offset in accordance with the transition guidance. The standard did not materially affect the condensed consolidated statements of operations and had no impact on cash flows.

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company's leases generally do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight line basis over the lease term.

The Company's leases include facility leases and data center leases, which are all classified as operating leases. For data center leases, the Company elected the practical expedient to account for the lease and non-lease component as a single lease component.

Lease expense and supplemental cash flow information are as follows (in thousands):

Three Months Ended May 4, 2019
Operating lease expenses	$10,668
Cash paid for amounts included in the measurement of operating lease liabilities	$7,244
Right-of-use assets obtained in exchange for lease obligation	$1,137

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	May 4, 2019
Right-of-use assets	Other non-current assets	$118,624

Current portion of lease liabilities	Accrued liabilities	27,959
Non-current portion of lease liabilities	Other non-current liabilities	118,688
Total lease liabilities		$146,647

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The aggregate future lease payments for operating leases as of May 4, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases
Remainder of 2020	$27,835
2021	32,637
2022	29,578
2023	22,716
2024	14,647
Thereafter	40,422
Total lease payments	167,835
Less: Interest	21,188
Present value of lease liabilities	$146,647

The aggregate future lease payments for operating leases as of February 2, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases
2020	$43,286
2021	29,866
2022	26,612
2023	21,272
2024	13,690
Thereafter	40,100
Total	$174,826

Average lease terms and discount rates were as follows:

Three Months Ended May 4, 2019
Weighted-average remaining lease term (years)	5.90
Weighted-average discount rate	3.85%

Note 4. Business Combination
On July 6, 2018, the Company completed the acquisition of Cavium (the “Cavium acquisition”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Cavium acquisition was primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions. The total consideration paid to acquire Cavium, which consisted of cash, common stock of the Company and share based compensation awards was approximately $6.2 billion. The merger consideration was funded with a combination of cash on hand, new debt financing and issuance of the Company’s common shares. See “Note 8 - Debt” for discussion of the debt financing.
The merger consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the closing date of the acquisition. Any such revisions or changes may be material.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows:

Previously Reported February 2, 2019 (Provisional)
Cash and cash equivalents	$180,989
Accounts receivable	112,270
Inventories	330,778
Prepaid expense and other current assets	19,890
Assets held for sale	483
Property and equipment	115,428
Acquired intangible assets	2,744,000
Other non-current assets	89,139
Goodwill	3,501,195
Accounts payable	(52,383)
Accrued liabilities	(126,007)
Accrued employee compensation	(34,813)
Deferred income	(2,466)
Current portion of long-term debt	(6,123)
Liabilities held for sale	(3,032)
Long-term debt	(600,005)
Non-current income taxes payable	(8,454)
Deferred tax liabilities	(82,994)
Other non-current liabilities	(16,099)
Total merger consideration	$6,161,796

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-K for the year ended February 2, 2019. There have been no measurement period adjustments during the three months ended May 4, 2019.
The Company incurred total acquisition related costs of $53.7 million. The Company also incurred $22.8 million of debt financing costs. As of May 4, 2019, $0.4 million associated with the Revolving Credit Facility was classified in prepaid expenses and other current assets, $1.2 million associated with the Revolving Credit Facility was classified in other non-current assets, and $9.2 million associated with the term loan and senior notes was classified in long-term debt in the condensed consolidated balance sheet. See “Note 8. Debt” for additional information. Additionally, the Company incurred $2.9 million of equity issuance costs, which were recorded in additional paid-in capital in the condensed consolidated balance sheet.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following unaudited supplemental pro forma information presents the combined results of operations for the period presented, as if Cavium had been acquired as of the beginning of fiscal year 2018. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Cavium acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.
The unaudited supplemental pro forma financial information for the period presented is as follows (in thousands):

Three months ended
May 5, 2018
Pro forma net revenue	$835,392
Pro forma net income	$52,065

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	May 4, 2019	February 2, 2019
Inventories:
Work-in-process	$171,695	$162,384
Finished goods	89,286	113,621
Total inventories	$260,981	$276,005

	May 4, 2019	February 2, 2019
Property and equipment, net:
Machinery and equipment	$617,281	$615,329
Land, buildings, and leasehold improvements	313,698	287,047
Computer software	105,059	105,539
Furniture and fixtures	25,398	23,924
	1,061,436	1,031,839
Less: Accumulated depreciation and amortization	(734,837)	(712,861)
Total property and equipment, net	$326,599	$318,978

Current accrued liabilities are comprised of the following at May 4, 2019 and February 2, 2019, respectively:

	May 4, 2019	February 2, 2019
Accrued liabilities:
Contract liabilities	$131,936	$142,378
Technology license obligations	50,876	48,018
Accrued income tax payable	36,894	47,079
Other	113,974	98,034
Total accrued liabilities	$333,680	$335,509

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income (Loss)
As of May 4, 2019, there are no changes in accumulated other comprehensive income (loss) by components. The changes in accumulated other comprehensive income (loss) by components for the comparative period are presented in the following table:

Unrealized Gain (Loss) on Marketable Securities (1)
Balance at February 3, 2018	$(2,322)
Other comprehensive income (loss) before reclassifications	(733)
Amounts reclassified from accumulated other comprehensive income (loss)	651
Net current-period other comprehensive income (loss), net of tax	(82)
Balance at May 5, 2018	$(2,404)
(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.

Share Repurchase Program
On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase plan. As of May 4, 2019, there was $904 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.
The Company repurchased 2.4 million of its common shares for $50.0 million during the three months ended May 4, 2019. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The Company did not repurchase any common shares during the three months ended May 5, 2018.
As of May 4, 2019, a total of 294.8 million shares have been repurchased to date under the Company’s share repurchase programs for a total $3.9 billion in cash and there was $904 million remaining available for future share repurchases.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yields. In addition, the severance pay fund is classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at May 4, 2019
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$6,749	$—	$—	$6,749
Time deposits	—	29,000	—	29,000
Other non-current assets:
Severance pay fund	—	625	—	625
Total assets	$6,749	$29,625	$—	$36,374

	Fair Value Measurements at February 2, 2019
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$16,829	$—	$—	$16,829
Time deposits	—	73,935	—	73,935
Other non-current assets:
Severance pay fund	—	727	—	727
Total assets	$16,829	$74,662	$—	$91,491

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1 billion at May 4, 2019 and February 2, 2019, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 7. Goodwill and Acquired Intangible Assets, Net
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of May 4, 2019 and February 2, 2019 is $5.5 billion. See “Note 4 - Business Combination” for further discussion of the acquisition.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net
In connection with the Cavium acquisition on July 6, 2018, the Company acquired $2.7 billion of intangible assets. As of May 4, 2019 and February 2, 2019, net carrying amounts are as follows (in thousands, except for weighted average remaining amortization period):

	May 4, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,868,000	$(194,073)	$1,673,927	7.00
Customer contracts and related relationships	465,000	(64,395)	400,605	8.17
Trade names	23,000	(4,590)	18,410	3.62
Total acquired amortizable intangible assets	$2,356,000	$(263,058)	$2,092,942	7.19
IPR&D	388,000	—	388,000	n/a
Total acquired intangible assets	$2,744,000	$(263,058)	$2,480,942

	February 2, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,743,000	$(134,167)	$1,608,833	7.10
Customer contracts and related relationships	465,000	(45,939)	419,061	8.42
Trade names	23,000	(3,212)	19,788	3.85
Total acquired amortizable intangible assets	$2,231,000	$(183,318)	$2,047,682	7.34
IPR&D	513,000	—	513,000	n/a
Total acquired intangible assets	$2,744,000	$(183,318)	$2,560,682

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Amortization expense for acquired intangible assets for the three months ended May 4, 2019 was $79.7 million. The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of May 4, 2019 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$242,692
2021	315,469
2022	306,913
2023	299,485
2024	280,871
Thereafter	647,512
$2,092,942

Note 8. Debt
In connection with the acquisition of Cavium (see “Note 4 - Business Combination”), the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes. Upon completion of the offering of the senior unsecured notes in June 2018, the Company terminated an $850 million bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time the Merger Agreement was executed in November 2017. The bridge loan was never drawn upon.
Term Loan and Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with certain lenders and Goldman Sachs Bank USA, as the general administrative agent and the term facility agent, and Bank of America, N.A., as the revolving facility agent. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit (“Revolving Credit Facility”) and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility is intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of May 4, 2019, the Revolving Credit Facility has not been drawn upon. Following is further detail of the terms of the various debt agreements.
The Term Loan has a three year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the Term Loan was 4.334% as of May 4, 2019. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. During the three months ended May 4, 2019, the Company repaid $50 million of the principal outstanding, and wrote off $0.5 million of associated unamortized debt issuance costs. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of May 4, 2019, the full amount of the Revolving Credit Facility of $500 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was 0.175% at May 4, 2019.
The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant not to exceed 3 to 1 as of the end of any fiscal quarter. As of May 4, 2019, the Company was in compliance with all of its debt covenants.
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

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at May 4, 2019 and February 2, 2019 (in thousands):

	May 4, 2019	February 2, 2019
Face Value Outstanding:
Term Loan	$700,000	$750,000
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	$1,700,000	$1,750,000
Less: Unamortized debt discount and issuance cost	(15,719)	(17,301)
Net carrying amount of debt	$1,684,281	$1,732,699
Less: Current portion	—	—
Non-current portion	$1,684,281	$1,732,699

During the three months ended May 4, 2019, the Company recognized $19.3 million of interest expense in its condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.
As of May 4, 2019, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal year	Amount
Remainder of 2020	$—
2021	—
2022	700,000
2023	—
2024	500,000
Thereafter	500,000
Total	$1,700,000

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Restructuring and Other Related Charges

The following table presents details related to the restructuring related charges as presented in the condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Severance and related costs	$1,488	$1,451
Facilities and related costs	478	28
Other exit-related costs	191	88
	2,157	1,567
Release of reserves:
Facilities and related costs	(188)	—
Other exit-related costs	(127)	—

Other restructuring charges
Impairment of equipment and other	633	—
Right-of-use asset amortization and impairment	3,207	—
	$5,682	$1,567
The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. The Company recorded restructuring and other related charges of $5.7 million for the three months ended May 4, 2019. These restructuring costs consist of approximately $3.2 million in right-of-use asset amortization and impairment related to certain restructured leases, $1.5 million in severance and related costs, $0.6 million in asset write off costs, $0.3 million in facilities and related costs, and $0.1 million in other exit-related costs. The Company expects to complete these restructuring actions by the end of fiscal 2020.
The Company recorded restructuring and other related charges of $1.6 million for the three months ended May 5, 2018. These restructuring costs consist of approximately $1.5 million in severance and related costs, and $0.1 million in other exit-related costs.
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at February 2, 2019	$12,403	$26,904	$1,049	$40,356
Restructuring charges	1,488	478	191	2,157
Net cash payments	(9,009)	(579)	(887)	(10,475)
Release of reserves	—	(188)	(127)	(315)
Effect of adoption of ASC 842	—	(25,893)	—	(25,893)
Balance at May 4, 2019	4,882	722	226	5,830
Less: non-current portion	—	658	—	658
Current portion	$4,882	$64	$226	$5,172
Upon adoption of the new lease accounting standard (see Note 3 - “Leases”), certain restructuring liabilities were required to be recognized as a reduction of the ROU asset.
The remaining accrued severance and related costs and the other exit-related costs are expected to be paid in fiscal 2020.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 10. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of May 4, 2019, these foundries had incurred approximately $152.4 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Contingencies and Legal Proceedings
The Company may from time to time be a party to claims, lawsuits, governmental inquiries, inspections or investigations and other legal proceedings (collectively, “Legal Matters”) arising in the course of its business. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

In 2015 the Securities and Exchange Commission (the “SEC”) and Department of Justice commenced an investigation regarding disclosures relating to certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by certain Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”). The Company has been fully cooperating with the investigation.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

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

Note 11. Revenue
The majority of the Company's revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 4, 2019	% of Total	May 5, 2018	% of Total
Net revenue by product group:
Storage (1)	$278,667	42%	$317,069	52%
Networking (2)	341,344	52%	244,228	41%
Other (3)	42,441	6%	43,334	7%
	$662,452		$604,631

1)	Storage products are comprised primarily of HDD, SSD Controllers, Fibre Channel Adapters and Data Center Storage Solutions.

2)
Networking products are comprised primarily of Ethernet Switches, Ethernet Transceivers, Ethernet NICs, Embedded Communications and Infrastructure Processors, Automotive Ethernet, Security Adapters and Processors as well as Connectivity products. In addition, this grouping includes a few legacy product lines in which the Company no longer invests, but will generate revenue for several years.

3)	Other products are comprised of primarily Printer Solutions, Application Processors and others.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 4, 2019	% of Total	May 5, 2018	% of Total
Net revenue based on destination of shipment:
China	$246,134	37%	$276,622	46%
United States	73,005	11%	16,030	3%
Malaysia	63,320	10%	90,623	15%
Philippines	62,488	9%	57,767	9%
Thailand	46,666	7%	41,534	7%
Other	170,839	26%	122,055	20%
	$662,452		$604,631

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 4, 2019	% of Total	May 5, 2018	% of Total
Net revenue by customer type:
Direct customers	$514,558	78%	$470,476	78%
Distributors	147,894	22%	134,155	22%
	$662,452		$604,631
Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of May 4, 2019, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2020 was $142.4 million. During the three months ended May 4, 2019, contract liabilities increased by $129.5 million associated with variable consideration estimates, offset by $138.9 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the first quarter of fiscal year 2020 was $133.0 million. The amount of revenue recognized during the three months ended May 4, 2019 that was included in the contract liabilities balance at February 2, 2019 was not material.
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

Note 12. Income Tax

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
The income tax expense of $7.3 million for the three months ended May 4, 2019 included a tax benefit from a net reduction in unrecognized tax benefits of $3.2 million, offset by $9.9 million in tax due on amounts that were previously considered indefinitely reinvested.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $15.3 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $0.1 million for the three months ended May 4, 2019, and $0.7 million for the three months ended May 5, 2018, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for both the three months ended May 4, 2019 and May 5, 2018.

The Company’s principal source of liquidity as of May 4, 2019 consisted of approximately $572 million of cash, cash equivalents and short-term investments, of which approximately $543 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $138 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 13. Net Income Per Share
The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net income per share, which is based on the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period.
The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Numerator:
Net income (loss)	$(48,450)	$128,612
Denominator:
Weighted average shares — basic	658,963	497,335
Effect of dilutive securities:
Share-based awards	—	11,381
Weighted average shares — diluted	658,963	508,716
Net income per share:
Basic	$(0.07)	$0.26
Diluted	$(0.07)	$0.25
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
Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Weighted average shares outstanding:
Share-based awards	13,969	5,237

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares are also excluded from the calculation of diluted earnings per share for the three months ended May 4, 2019 due to the net loss reported in that period.

Note 14. Subsequent Events
Subsequent to quarter end, on May 6, 2019, the Company announced its intent to acquire Aquantia, Corp. (“Aquantia”), a publicly traded company. It is a manufacturer of high speed transceivers which includes copper and optical physical layer products. The Company will pay Aquantia's stockholders $13.25 per share in cash.  This represents approximately $452 million in transaction value after adjusting for net cash on Aquantia's balance sheet. The transaction is expected to close by December 2019, subject to regulatory approval as well as other customary closing conditions, including the approval by Aquantia's stockholders of the merger agreement.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Subsequent to quarter end, on May 20, 2019, the Company announced its intent to acquire Avera Semiconductor (“Avera”), the application specific integrated circuit (“ASIC”) business of GlobalFoundries Inc. (“GlobalFoundries”). The Company will pay GlobalFoundries $650 million in cash at closing plus an additional $90 million in cash if certain business conditions are satisfied within the next 15 months. The transaction is expected to close by January 2020 pending receipt of regulatory approvals and other customary closing conditions.

Subsequent to quarter end, on May 29, 2019, the Company announced its intent to sell its wi-fi connectivity business to NXP for $1.76 billion in cash.  The divestiture encompasses the Company's wi-fi and bluetooth technology portfolios and related assets.  The business employs approximately 550 people worldwide and generated approximately $300 million in revenue in the Company's fiscal 2019.  This transaction has been approved by the boards of directors of NXP and the Company and is expected to close by March 2020, subject to customary closing conditions and regulatory approvals.

Subsequent to quarter end, in June 2019, the Company executed a funded research and development agreement with a business partner. In conjunction with the agreement, the Company issued a warrant to purchase 9 million of the Company's common shares, subject to certain vesting and exercise conditions.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to successfully integrate acquired businesses with our business;

•	our ability to realize anticipated synergies in connection with acquired businesses;

•	our dependence on a small number of customers;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;
our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the storage market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	our ability to define, design and develop products for the infrastructure and 5G market and market and sell those products to infrastructure customers;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the effects of transitioning to smaller geometry process technologies;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to recruit and retain experienced executive management as well as highly skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the impact and costs associated with changes in international financial and regulatory conditions;

•	the impact of any changes in our application of the United Stated federal income tax laws and the loss of any beneficial treatment that we currently enjoy;

•	our maintenance of an effective system of internal controls; and

•	the outcome of pending or future litigation and legal and regulatory proceedings.

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

Overview

We are a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise as well as highly innovative security firmware, our solutions are empowering the data economy and enabling virtually instantaneous communications across 5G, cloud, automotive, industrial and artificial intelligence applications.

In the first quarter of fiscal 2020, our net revenue increased year over year by 9.6% from $604.6 million net revenue in the first quarter fiscal 2019 compared with $662.5 million in the first quarter of fiscal 2020. The increase was primarily due to increased sales of our networking products by 40% with sales benefiting from our acquisition of Cavium. This increase was partially offset by a decrease in our storage product sales and other product sales, which decreased by 12% and 2%, respectively, in relation to the three months ended May 5, 2018.

As we enter the second quarter of fiscal year 2020, we are monitoring the near term geopolitical uncertainty and the recent ban on shipments to Huawei Technologies Co., Ltd. (“Huawei”). The following discussion reflects our current assessment of the near term impact of this uncertainty.

Subsequent to quarter end, on May 6, 2019, we announced our intent to acquire Aquantia, Corp. (“Aquantia”), a publicly traded company.  It is a manufacturer of high speed transceivers which includes copper and optical physical layer products. Under the terms of the purchase agreement, we will pay Aquantia's stockholders $13.25 per share in cash.  This represents approximately $452 million in transaction value after adjusting for net cash on Aquantia's balance sheet.  We intend to finance the transaction with cash on hand and borrowings from our revolving credit facility.  The transaction is expected to close by the end of December 2019, subject to regulatory approval as well as other customary closing conditions, including the adoption by Aquantia's stockholders of the merger agreement.

The acquisition of Aquantia complements our portfolio of copper and optical physical layer product offerings and extends our position in the Multi-Gig 2.5G/5G/10G Ethernet segments.  In particular, Aquantia's multi-gig automotive PHYs, coupled with our industry-leading gigabit PHY and secure switch products, creates an advanced range of high-speed in-car networking solutions to enable automotive networking with speeds necessary to enable level 4 and 5 autonomous driving.

Subsequent to quarter end, on May 20, 2019, we announced our intent to acquire Avera Semiconductor (“Avera”), the application specific integrated circuit (“ASIC”) business of GlobalFoundries Inc. (“GlobalFoundries”). This acquisition brings together Avera's leading custom design capabilities with our advanced technology platform and scale, creating a leading ASIC supplier for wired and wireless infrastructure. The agreements include transfer of Avera's revenue base, strategic design wins with leading infrastructure original equipment manufacturers, and a new long-term wafer supply agreement between GlobalFoundries and us. We will pay GlobalFoundries $650 million in cash at closing plus an additional $90 million in cash if certain business conditions are satisfied within the next 15 months. The transaction is expected to close by January 2020 pending receipt of regulatory approvals and other customary closing conditions.

Subsequent to the quarter end, on May 29, 2019, we announced our intent to sell our wi-fi connectivity business to NXP for $1.76 billion in cash.  The divestiture encompasses our wi-fi and bluetooth technology portfolios and related assets.  The business employs approximately 550 people worldwide and generated approximately $300 million in revenue in our fiscal 2019.  This transaction has been approved by the board of directors of NXP and our board of directors and is expected to close by March 2020, subject to customary closing conditions and regulatory approvals.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase plan. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. As of May 4, 2019, there was $904 million remaining available for future share repurchases.

For the three months ended May 4, 2019, we repurchased 2.4 million shares of our common stock for $50.0 million. As of May 4, 2019, a total of 294.8 million shares have been repurchased to date under the Company’s share repurchase programs for a total $3.9 billion in cash. We returned $89.5 million to stockholders in the three months ended May 4, 2019, including our repurchases of common stock and $39.5 million of cash dividends.

Cash and Short Term Investments. Our cash, cash equivalents and short-term investments were $571.9 million at May 4, 2019, which was slightly lower than our balance at our fiscal year ended February 2, 2019 of $582.4 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	May 4, 2019	May 5, 2018
End Customer:
Western Digital	11%	17%
Toshiba	11%	14%
Cisco Systems	11%	*
Seagate	*	11%
Distributor:
Wintech	*	10%

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 80% of our net revenue in the three months ended May 4, 2019, and approximately 94% of net revenue in the three months ended May 5, 2018, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”
Historically, a relatively large portion of our sales have been made on the basis of purchase orders rather than long-term agreements. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, the development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycles, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 4, 2019	May 5, 2018
Net revenue	100.0%	100.0%
Cost of goods sold	45.4	37.9
Gross profit	54.6	62.1
Operating expenses:
Research and development	40.3	29.2
Selling, general and administrative	16.6	12.0
Restructuring related charges	0.9	0.2
Total operating expenses	57.8	41.4
Operating income (loss)	(3.2)	20.7
Interest income	0.2	1.0
Interest expense	(3.2)	—
Other income (loss), net	—	0.2
Income (loss) before income taxes	(6.2)	21.9
Provision for income taxes	1.1	0.6
Income (loss), net of tax	(7.3)%	21.3%

Three months ended May 4, 2019 and May 5, 2018

Net Revenue

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Net revenue	$662,452	$604,631	9.6%

Our net revenue for the three months ended May 4, 2019 increased by $57.8 million compared to net revenue for the three months ended May 5, 2018.  This was primarily due to increased sales of our networking products by 40% with sales benefiting from our acquisition of Cavium. This increase was partially offset by decreased sales of our storage products and other products, which were down 12% and 2% respectively, compared to the three months ended May 5, 2018.

In the three months ended May 4, 2019, unit shipments were 50% lower and average selling prices increased 41% compared to the three months ended May 5, 2018.

The US government export restrictions on Huawei were implemented in the second week of our second quarter of fiscal year 2020, limiting revenue from that customer to shipments during a short period during the second quarter of fiscal year 2020. In addition, there may be indirect impacts to our business which we cannot easily quantify such as the fact that some of our other customer’s products which use our solutions, such as hard disk drives, may also be impacted by the export restrictions.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Cost of goods sold	$301,024	$228,938	31.5%
% of net revenue	45.4%	37.9%
Gross profit	$361,428	$375,693	(3.8)%
% of net revenue	54.6%	62.1%

Cost of goods sold as a percentage of net revenue was higher for the three months ended May 4, 2019 compared to the three months ended May 5, 2018. The increase primarily consisted of $60 million of amortization costs related to acquired intangible assets from our acquisition of Cavium. As a result, gross margin for the three months ended May 4, 2019 decreased 7.5 percentage points compared to the three months ended May 5, 2018.

Research and Development

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Research and development	$266,867	$176,734	51.0%
% of net revenue	40.3%	29.2%
Research and development expenses increased by $90.1 million in the three months ended May 4, 2019 compared to the three months ended May 5, 2018. The increase was primarily due to additional costs from our acquisition of Cavium, including $78.1 million of higher employee personnel-related costs, $6.2 million of higher computer-aided design software related amortization costs and $6.2 million of higher other personnel-related costs.
Selling, general and administrative

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Selling, general and administrative	$110,005	$72,313	52.1%
% of net revenue	16.6%	12%
Selling, general and administrative expense increased by $37.7 million in the three months ended May 4, 2019 compared to the three months ended May 5, 2018. The increase was primarily due to additional costs from our acquisition of Cavium, including $19.8 million of intangibles amortization expense, $18.2 million of higher employee personnel-related costs, $3.3 million of higher depreciation and amortization expense, $3.0 million of higher facility-related expenses, partially offset by a decrease of $5.6 million of lower merger-related costs.
Restructuring Related Charges

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Restructuring related charges	$5,682	$1,567	262.6%
% of net revenue	0.9%	0.2%

We recognized $5.7 million of total restructuring related charges in the three months ended May 4, 2019 as the Company continues to evaluate its existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 9 - Restructuring and Other Related Charges” for further information.
Interest Income

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Interest income	$1,268	$6,069	(79.1)%
% of net revenue	0.2%	1.0%
Interest income decreased by $4.8 million in the three months ended May 4, 2019, compared to the three months ended May 5, 2018. The decrease is primarily due to the sale of investments in fiscal 2019.
Interest Expense

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Interest expense	$(21,203)	$(244)	8,589.8%
% of net revenue	(3.2)%	—%
Interest expense increased by $21.0 million in the three months ended May 4, 2019, compared to the three months ended May 5, 2018. The increase is primarily due to interest expense incurred resulting from the issuance of our 2023 Notes, 2028 Notes and amounts borrowed under our credit agreement.
Other Income (Loss), Net

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Other income (loss), net	$(116)	$1,471	(107.9)%
% of net revenue	—%	0.2%
Other income (loss), net, was a loss of $0.1 million in the three months ended May 4, 2019, compared to a gain of $1.5 million in the three months ended May 5, 2018. This was primarily due to the foreign currency gain related to the revaluation of foreign currency denominated tax liabilities in the three months ended May 5, 2018.
Provision (benefit) for Income Taxes

	Three Months Ended
	May 4, 2019	May 5, 2018	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$7,273	$3,763	93.3%

Our income tax expense for the three months ended May 4, 2019 was $7.3 million compared to tax expense of $3.8 million for the three months ended May 5, 2018. Our income tax expense for the three months ended May 4, 2019 differs from the same period in the prior year primarily due to tax expense associated with amounts that were previously considered indefinitely reinvested, foreign income taxable in the U.S., partially offset by the tax benefit from a net reduction in unrecognized tax benefits. The effective tax rate for the three months ended May 4, 2019 and May 5, 2018 differs from the statutory Federal rate of 21% and 35%, respectively, primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. It is possible that significant negative evidence may become available to reach a conclusion that a valuation allowance will be needed, and as such, we may recognize a valuation allowance in the next 12 months. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources
Our principal source of liquidity as of May 4, 2019 consisted of approximately $572 million of cash, cash equivalents and short-term investments, of which approximately $543 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.
In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility, which was undrawn as of May 4, 2019. See “Note 8 - Debt” for further information.
We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, and funds from our Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. For a discussion of litigation related risks, see Part II, Item 1A, “Risk Factors,” including the risk detailed under the caption “We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.”
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

Cash Flows from Operating Activities
Net cash flow provided by operating activities for the three months ended May 4, 2019 was $165.8 million. We had a net loss of $48.5 million adjusted for the following non-cash items: share-based compensation expense of $58.6 million, amortization of acquired intangible assets of $79.7 million, depreciation and amortization of $44.3 million, deferred income tax expense of $4.4 million, amortization of deferred debt issuance costs and debt discounts of $1.7 million, and $5.3 million net loss from other non-cash items. Cash inflow from working capital of $20.3 million for the three months ended May 4, 2019 was primarily driven by a decrease in accounts receivable and inventories and an increase in accrued employee compensation, slightly offset by a decrease in accrued liabilities and other non-current liabilities. The decrease in accounts receivable and inventories was driven primarily by collection of payments during the quarter as well as lower inventory in response to lower sales. The increase in accrued employee compensation is due to increases in employee stock purchase plan accruals and accrued salaries. The decrease in accrued liabilities and other non-current liabilities is due to decreases in accrued rebates and income tax payable, as well as decreases due to severance payments.

Net cash flow provided by operating activities for the three months ended May 5, 2018 was $128.8 million. We had net income of $128.6 million, adjusted for the following non-cash items: depreciation and amortization of $20.3 million, share-based compensation expense of $23.9 million and $1.7 million net loss from other non-cash items. Cash outflow from working capital of $45.7 million for the three months ended May 5, 2018 was primarily driven by an increase in accounts receivable and a decrease in accrued compensation. This outflow was offset by an increase in accrued liabilities. The increase in accounts receivable was driven primarily by an increase in DSO from 45 to 50 days. The decrease in accrued compensation was mainly driven by a decrease in our bonus accrual due to our annual bonus payout during the three months ended May 5, 2018. The increase in accrued liabilities was driven by an increase in variable consideration as a result of our adoption of the new revenue recognition standard.
Cash Flows from Investing Activities
Net cash used in investing activities was $21.0 million for the three months ended May 4, 2019 compared to net cash provided by investing activities of $216.7 million for the three months ended May 5, 2018. For the three months ended May 4, 2019, net cash used in investing activities was primarily driven by purchases of property and equipment of $19.2 million and purchases of technology licenses of $1.5 million.

For the three months ended May 5, 2018, net cash provided by investing activities of $216.7 million was primarily driven by net proceeds for sales and maturities of available-for-sale securities and time deposits of $274.1 million, offset by purchases of available-for-sale securities and time deposits of $38.5 million and purchases of property and equipment of $13.6 million.
Cash Flows from Financing Activities
For the three months ended May 4, 2019, net cash used in financing activities of $155.3 million was primarily attributable to $50.0 million repayment of debt, $48.0 million for repurchases of our common stock, $39.5 million for payment of our quarterly dividends, $28.8 million tax withholding payments on behalf of employees for net share settlements, and $15.3 million payments for technology license obligations. These outflows were partially offset by proceeds of $31.1 million from employee stock plans.

For the three months ended May 5, 2018, net cash used in financing activities of $66.7 million was primarily attributable to $29.8 million for payment of our quarterly dividends, $23.9 million tax withholding payments on behalf of employees for net share settlements, and $20.5 million payments on technology license obligations. These outflows were partially offset by proceeds of $11.1 million from employee stock plans.
Contractual Obligations and Commitments
We presented our contractual obligations at February 2, 2019 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended May 4, 2019.

Indemnification Obligations
See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt following our acquisition of Cavium, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan. See “Note 8 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $3.0 million to $7.2 million.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. At May 4, 2019, our investment portfolio balance was $0.

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

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of May 4, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	our ability to realize anticipated synergies in connection with our acquisitions;

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the effects of any acquisitions, divestitures or significant investments;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	severe financial hardship or bankruptcy of one or more of our major customers;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenue or operating results are below our estimates or the estimates or expectations of securities analysts and investors. Our stock is traded on the NASDAQ stock exchange under the ticker symbol “MRVL”. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 22% and 31% of our net revenue for the three months ended May 4, 2019 and May 5, 2018, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.
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

In addition, if regulatory activity, such as enforcement of U.S. export control and sanctions laws, or the imposition of new tariffs, were to materially limit our ability to make sales to any of our significant customers, it could harm our results of operations, reputation and financial condition. For example, the recent US government export restrictions on a Chinese customer, Huawei Technologies Co. Ltd., has dampened demand for our products, adding to the already challenging macroeconomic environment. This export restriction was implemented in the second week of our second quarter of fiscal year 2020, limiting revenue from that customer to shipments during a short period during the quarter. In addition, there may be indirect impacts to our business which we cannot easily quantify such as the fact that some of our other customer’s products which use our solutions, such as hard disk drives, may also be impacted by this export restriction. If this export restriction is sustained for a long period of time, or if other export restrictions were to be imposed as a result of current trade tensions such as restrictions on trade with Mexico or other countries, it could have an adverse impact on our revenues and results of operations.

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

We have recently entered into a number of transaction agreements, including (i) a definitive merger agreement dated May 6, 2019 under which we agreed to acquire all outstanding shares of Aquantia Corp. common stock for $13.25 per share in cash, (ii) a definitive agreement dated May 20, 2019 to purchase Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GLOBALFOUNDRIES for $650 million in cash at closing plus an additional $90 million in cash if certain business conditions are satisfied within the next 15 months and (iii) an asset purchase agreement with NXP USA, Inc. dated May 29, 2019 pursuant to which we agreed to sell to NXP certain assets related to our wireless business for $1.76 billion in cash at closing (collectively, the “Pending Transactions”). Each of these transactions is subject to customary closing conditions, including regulatory approvals.

Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	increased expenses, including, but not limited to, legal, administrative and compensation expenses related to newly hired or terminated employees;

•	key personnel of an acquired company may decide not to work for us;

•	increased costs to integrate or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets;

•	assuming the legal obligations of the acquired company, including potential exposure to material liabilities not discovered in the due diligence process;

•	ineffective or inadequate control, procedures and policies at the acquired company may negatively impact our results of operations;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	burdensome conditions required to obtain regulatory approvals;

•	potential damage to relationships with customers, suppliers, partners or employees;

•	loss of synergies, in the case of divestitures;

•	reduction of potential benefits of a transaction in the event of a long delay between signing and closing;

•	reduction of our cash in the case of acquisitions for which we are paying cash consideration and share dilution if we are using our shares as consideration; and

•	unavailability of acquisition financing on reasonable terms or at all.

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

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, we may fail to complete them due to factors such as:

•	failure to obtain regulatory or other approvals;

•	disputes or litigation; or

•	difficulties obtaining financing for the transaction.

If we fail to complete a transaction, we may nonetheless have incurred significant expenses in connection with such transaction. Failure to complete a pending transaction may result in negative publicity and a negative perception of us in the investment community. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

Our acquisition of Cavium, and our proposed acquisitions of Aquantia and the Avera Semiconductor business of GLOBAL FOUNDRIES involve a number of risks, including, among others, associated with our use of a significant portion of our cash and our taking on significant indebtedness and other financial risks and integration risks.

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium (the “Cavium acquisition”), and will use additional cash in the acquisitions of Aquantia and the Avera Semiconductor business of GLOBALFOUNDRIES (the “Other Acquisitions”). Our use of cash in the Cavium acquisition and proposed use of cash in the Other Acquisitions would reduce our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions.

The benefits we expect to realize from the Other Acquisitions will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also the Risk Factor entitled “Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.” If we are unable to successfully integrate the businesses of the Other Acquisitions with that of the Company, the combined company’s business, results of operations, financial condition or cash flows could be harmed. The challenges in integrating the operations of the companies include, among others:

•	difficulties in fully achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses;

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation or retention of employees; and

•	difficulties in managing the expanded operations of a significantly larger and more complex company.

Any of the above could harm the combined company and thus decrease the benefits we expect to receive from the acquisitions.
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
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G may limit global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G infrastructure market develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communications systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” for additional risks related to export restrictions that may impact a customer in the 5G infrastructure market.
Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of May 4, 2019, the outstanding principal balance of the Term Loan amounted to $700.0 million.

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
We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The impact on employee morale experienced in connection with our restructuring efforts in fiscal 2017 and 2018, which eliminated approximately 900 jobs worldwide, could make it more difficult for us to add to our workforce when needed due to speculation regarding our future restructuring activities. In addition, as a result of our acquisitions and divestiture, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
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
We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We may also be required to license some of our patents to others including competitors as a result of our participation in and contribution to development of industry standards. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in jurisdictions where the laws may not protect our proprietary rights as fully as in the United States or other developed countries. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations.We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our confidential information including our intellectual property. Despite our efforts, we may be subject to breach of these security systems and controls which may result in unauthorized access to our facilities and labs and/or unauthorized use or theft of the confidential information and intellectual property we are trying to protect. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenue.
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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 80% and 94% of our net revenue in the three months ended May 4, 2019 and May 5, 2018, respectively.
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
Changes in existing taxation benefits, rules or practices may also have a significant effect on our reported results. Both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. For example, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Please see “Provision for Income Taxes” set forth in Part II, Item 7 of this Annual Report on Form 10-K for more information on the impact of the 2017 Tax Act on the Company.
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
We had approximately $5.5 billion of goodwill on our consolidated balance sheet as of May 4, 2019. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
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
In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $796 million of shares have been repurchased under that program as of May 4, 2019. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that the board of directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended May 4, 2019.
Issuer Purchases of Equity Securities
The following table presents details of our share repurchases during the three months ended May 4, 2019 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 3, 2019 - March 2, 2019	—	$—	—	$953,982
March 3, 2019 - March 30, 2019	1,434	$19.83	1,434	$925,537
March 31, 2019 - May 4, 2019	925	$23.34	925	$903,959
Total	2,359	$21.20	2,359	$903,959

(1)	The monthly periods presented above for the three months ended May 4, 2019, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

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

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1#	Form of Value Creation Performance Based Restricted Stock Unit Notice of Grant				Filed herewith
10.2#	Summary of Fiscal 2020 Compensation Arrangements				Filed herewith
10.3#	Form of Relative Total Shareholder Return Performance Based Restricted Stock Unit Grant Notice				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	XBRL Instance Document				Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

MARVELL TECHNOLOGY GROUP LTD.

Date: June 6, 2019	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)