Form 10-Q
period 2019-08-03
MARVELL TECHNOLOGY GROUP LTD
filed 2019-09-04
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of August 29, 2019 was 667.0 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	August 3, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$573,496	$582,410
Accounts receivable, net	452,746	493,122
Inventories	240,421	276,005
Prepaid expenses and other current assets	37,069	43,721
Assets held for sale	597,675	—
Total current assets	1,901,407	1,395,258
Property and equipment, net	319,761	318,978
Goodwill	4,933,719	5,494,505
Acquired intangible assets, net	2,399,975	2,560,682
Other non-current assets	426,278	247,329
Total assets	$9,981,140	$10,016,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,422	$185,362
Accrued liabilities	312,987	335,509
Accrued employee compensation	90,659	115,925
Liabilities held for sale	5,604	—
Total current liabilities	620,672	636,796
Long-term debt	1,685,359	1,732,699
Non-current income taxes payable	49,881	59,221
Deferred tax liabilities	242,957	246,252
Other non-current liabilities	178,459	35,374
Total liabilities	2,777,328	2,710,342
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,334	1,317
Additional paid-in capital	6,271,120	6,188,598
Retained earnings	931,358	1,116,495
Total shareholders’ equity	7,203,812	7,306,410
Total liabilities and shareholders’ equity	$9,981,140	$10,016,752
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net revenue	$656,568	$665,310	$1,319,020	$1,269,941
Cost of goods sold	305,866	288,200	606,890	517,138
Gross profit	350,702	377,110	712,130	752,803
Operating expenses:
Research and development	266,354	216,285	533,221	393,019
Selling, general and administrative	113,990	133,701	223,995	206,014
Restructuring related charges	16,586	35,415	22,268	36,982
Total operating expenses	396,930	385,401	779,484	636,015
Operating income (loss)	(46,228)	(8,291)	(67,354)	116,788
Interest income	1,077	3,575	2,345	9,644
Interest expense	(20,531)	(15,795)	(41,734)	(16,039)
Other income (loss), net	(2,197)	(2,701)	(2,313)	(1,230)
Interest and other income (loss), net	(21,651)	(14,921)	(41,702)	(7,625)
Income (loss) before income taxes	(67,879)	(23,212)	(109,056)	109,163
Provision for income taxes	(10,548)	(29,971)	(3,275)	(26,208)
Net income (loss)	$(57,331)	$6,759	$(105,781)	$135,371

Net income (loss) per share - Basic	$(0.09)	$0.01	$(0.16)	$0.26

Net income (loss) per share - Diluted	$(0.09)	$0.01	$(0.16)	$0.25

Weighted average shares:
Basic	663,603	552,238	661,280	524,787
Diluted	663,603	562,149	661,280	535,433
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income (loss)	$(57,331)	$6,759	$(105,781)	$135,371
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	—	2,404	—	2,322
Other comprehensive income (loss), net of tax	—	2,404	—	2,322
Comprehensive income (loss), net of tax	$(57,331)	$9,163	$(105,781)	$137,693
See accompanying notes to unaudited condensed consolidated financial statements

5

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$—	$1,116,495	$7,306,410
Issuance of common shares in connection with equity incentive plans	5,120	11	30,985	—	—	30,996
Tax withholdings related to net share settlement of restricted stock units	—	—	(28,756)	—	—	(28,756)
Share-based compensation	—	—	59,422	—	—	59,422
Repurchase of common stock	(2,359)	(5)	(50,018)	—	—	(50,023)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,467)	(39,467)
Net loss	—	—	—	—	(48,450)	(48,450)
Balance at May 4, 2019	661,275	$1,323	$6,200,231	$—	$1,028,578	$7,230,132
Issuance of common shares in connection with equity incentive plans	6,167	12	50,494	—	—	50,506
Tax withholdings related to net share settlement of restricted stock units	—	—	(32,881)	—	—	(32,881)
Share-based compensation	—	—	64,117	—	—	64,117
Issuance of warrant for common stock	—	—	3,407	—	—	3,407
Repurchase of common stock	(627)	(1)	(14,248)	—	—	(14,249)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,889)	(39,889)
Net loss	—	—	—	—	(57,331)	(57,331)
Balance at August 3, 2019	666,815	$1,334	$6,271,120	$—	$931,358	$7,203,812

6

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 3, 2018	495,913	$991	$2,733,292	$(2,322)	$1,409,452	$4,141,413
Effect of revenue recognition accounting change	—	—	—	—	34,171	34,171
Issuance of common shares in connection with equity incentive plans	3,837	9	11,045	—	—	11,054
Tax withholdings related to net share settlement of restricted stock units	—	—	(23,892)	—	—	(23,892)
Share-based compensation	—	—	24,033	—	—	24,033
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(29,798)	(29,798)
Net income	—	—	—	—	128,612	128,612
Other comprehensive loss	—	—	—	(82)	—	(82)
Balance at May 5, 2018	499,750	$1,000	$2,744,478	$(2,404)	$1,542,437	$4,285,511
Issuance of common shares in connection with equity incentive plans	3,970	7	40,976	—	—	40,983
Tax withholdings related to net share settlement of restricted stock units	—	—	(12,881)	—	—	(12,881)
Share-based compensation	—	—	55,718	—	—	55,718
Common stock issued to Cavium common stockholders	153,376	307	3,272,746	—	—	3,273,053
Stock consideration for Cavium accelerated awards	1,102	2	7,802	—	—	7,804
Equity related issuance cost	—	—	(2,927)	—	—	(2,927)
Replacement equity awards attributable to preacquisition service	—	—	47,978	—	—	47,978
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,383)	(39,383)
Net income	—	—	—	—	6,759	6,759
Other comprehensive loss	—	—	—	2,404	—	2,404
Other	—	—	—	—	47	47
Balance at August 4, 2018	658,198	$1,316	$6,153,890	$—	$1,509,860	$7,665,066

See accompanying notes to unaudited condensed consolidated financial statements

7

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income (loss)	$(105,781)	$135,371
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,239	47,097
Share-based compensation	122,274	83,244
Amortization of acquired intangible assets	160,707	25,939
Amortization of inventory fair value adjustment associated with acquisition of Cavium	—	22,933
Amortization of deferred debt issuance costs and debt discounts	2,859	7,073
Restructuring related impairment charges	10,097	1,993
Other expense, net	2,016	3,631
Deferred income taxes	2,374	(21,414)
Changes in assets and liabilities:
Accounts receivable	40,376	(48,749)
Inventories	8,674	6,866
Prepaid expenses and other assets	(7,993)	(19,504)
Accounts payable	22,497	(271)
Accrued liabilities and other non-current liabilities	(80,117)	(11,961)
Accrued employee compensation	(25,266)	(41,539)
Net cash provided by operating activities	238,956	190,709
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(14,956)
Sales of available-for-sale securities	—	623,896
Maturities of available-for-sale securities	—	187,985
Purchases of time deposits	—	(25,000)
Maturities of time deposits	—	150,000
Purchases of technology licenses	(1,522)	(1,263)
Purchases of property and equipment	(42,193)	(34,389)
Cash payment for acquisition of Cavium, net of cash and cash equivalents acquired	—	(2,649,465)
Other, net	(389)	(3,527)
Net cash used in investing activities	(44,104)	(1,766,719)
Cash flows from financing activities:
Repurchases of common stock	(64,272)	—
Proceeds from employee stock plans	81,314	44,580
Tax withholding paid on behalf of employees for net share settlement	(61,642)	(36,776)
Dividend payments to shareholders	(79,356)	(69,181)
Payments on technology license obligations	(28,324)	(29,478)
Proceeds from issuance of debt	—	1,892,605
Principal payments of debt	(50,000)	(606,128)
Payment of equity and debt financing costs	—	(9,435)
Other, net	(1,486)	—
Net cash provided by (used in) financing activities	(203,766)	1,186,187
Net decrease in cash and cash equivalents	(8,914)	(389,823)
Cash and cash equivalents at beginning of period	582,410	888,482
Cash and cash equivalents at end of period	$573,496	$498,659
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended August 3, 2019, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2019 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2019 had a 52-week year. Fiscal 2020 is a 52-week year.

On May 6, 2019, the Company announced its intent to acquire Aquantia, Corp. (“Aquantia”), a publicly traded company. It is a manufacturer of high speed transceivers which includes copper and optical physical layer products. The Company will pay Aquantia's stockholders $13.25 per share in cash, or approximately $480 million. The transaction is expected to close by December 2019, subject to regulatory approval as well as other customary closing conditions. On July 10, 2019, Aquantia's stockholders approved the merger agreement.

On May 20, 2019, the Company announced its intent to acquire Avera Semiconductor (“Avera”), the application specific integrated circuit (“ASIC”) business of GlobalFoundries Inc. (“GlobalFoundries”). The Company will pay GlobalFoundries $650 million in cash at closing, subject to certain adjustments, plus an additional $90 million in cash if certain business conditions are satisfied within the next 15 months. The transaction is expected to close by January 2020 pending receipt of regulatory approvals and other customary closing conditions.

On May 29, 2019, the Company announced its intent to sell its Wi-Fi connectivity business to NXP for $1.76 billion in cash. The divestiture encompasses the Company's Wi-Fi and bluetooth technology portfolios and related assets. The business employs approximately 550 people worldwide and generated approximately $300 million in revenue in the Company's fiscal 2019. This transaction is expected to close by the first quarter of calendar 2020, subject to customary closing conditions and regulatory approvals. As of August 3, 2019, the Company classified assets held for sale of $597.7 million, which consisted of $28.2 million of inventory, $6.1 million of property, plant and equipment, $557.8 million of goodwill and $5.6 million of right-of-use lease asset. In addition, the Company classified liabilities held for sale of $5.6 million associated with lease liability in the condensed consolidated balance sheet.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended August 3, 2019	Six Months Ended August 3, 2019
Operating lease expenses	$13,701	$24,369
Cash paid for amounts included in the measurement of operating lease liabilities	$8,043	$15,287
Right-of-use assets obtained in exchange for lease obligation	$10,107	$11,244

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	August 3, 2019
Right-of-use assets	Other non-current assets	$113,024

Current portion of lease liabilities	Accrued liabilities	26,874
Non-current portion of lease liabilities	Other non-current liabilities	116,379
Total lease liabilities		$143,253

The aggregate future lease payments for operating leases as of August 3, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases
Remainder of 2020	$16,801
2021	33,157
2022	31,029
2023	24,304
2024	16,138
Thereafter	45,991
Total lease payments	167,420
Less: imputed interest	24,167
Present value of lease liabilities	$143,253

As previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of February 2, 2019, are as follows (in thousands):

Fiscal Year	Operating Leases
2020	$43,286
2021	29,866
2022	26,612
2023	21,272
2024	13,690
Thereafter	40,100
Total	$174,826

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Average lease terms and discount rates were as follows:

Six Months Ended August 3, 2019
Weighted-average remaining lease term (years)	6.04
Weighted-average discount rate	3.85%

Note 4. Business Combination
On July 6, 2018, the Company completed the acquisition of Cavium (the “Cavium acquisition”). Cavium was a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Cavium acquisition was primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions. The total consideration paid to acquire Cavium, which consisted of cash, common stock of the Company and share based compensation awards was approximately $6.2 billion. The merger consideration was funded with a combination of cash on hand, new debt financing and issuance of the Company’s common shares. See “Note 8 - Debt” for discussion of the debt financing.
The purchase price allocation is as follows (in thousands):

	Previously Reported February 2, 2019 (Provisional)	Measurement Period Adjustments	August 3, 2019
Cash and cash equivalents	$180,989	$—	$180,989
Accounts receivable	112,270	—	112,270
Inventories	330,778	—	330,778
Prepaid expense and other current assets	19,890	—	19,890
Assets held for sale	483	—	483
Property and equipment	115,428	—	115,428
Acquired intangible assets	2,744,000	—	2,744,000
Other non-current assets	89,139	—	89,139
Goodwill	3,501,195	(2,999)	3,498,196
Accounts payable	(52,383)	—	(52,383)
Accrued liabilities	(126,007)	—	(126,007)
Accrued employee compensation	(34,813)	—	(34,813)
Deferred income	(2,466)	—	(2,466)
Current portion of long-term debt	(6,123)	—	(6,123)
Liabilities held for sale	(3,032)	—	(3,032)
Long-term debt	(600,005)	—	(600,005)
Non-current income taxes payable	(8,454)	—	(8,454)
Deferred tax liabilities	(82,994)	2,999	(79,995)
Other non-current liabilities	(16,099)	—	(16,099)
Total merger consideration	$6,161,796	$—	$6,161,796

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company’s Form 10-K for the year ended February 2, 2019. The measurement period adjustments were primarily related to changes in estimates related to finalizing Cavium’s 2018 U.S. tax return. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods reported.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company incurred total acquisition related costs of $53.7 million. The Company also incurred $22.8 million of debt financing costs. As of August 3, 2019, $0.4 million associated with the Revolving Credit Facility was classified in prepaid expenses and other current assets, $1.1 million associated with the Revolving Credit Facility was classified in other non-current assets, and $8.4 million associated with the term loan and senior notes was classified in long-term debt in the condensed consolidated balance sheet. See “Note 8. Debt” for additional information. Additionally, the Company incurred $2.9 million of equity issuance costs, which were recorded in additional paid-in capital in the condensed consolidated balance sheet.
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
The unaudited supplemental pro forma financial information for the period presented is as follows (in thousands):

Six Months Ended
August 4, 2018
Pro forma net revenue	$1,612,873
Pro forma net income	$57,453

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	August 3, 2019	February 2, 2019
Inventories:
Work-in-process	$165,134	$162,384
Finished goods	75,287	113,621
Total inventories	$240,421	$276,005

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 3, 2019	February 2, 2019
Property and equipment, net:
Machinery and equipment	$589,903	$615,329
Land, buildings, and leasehold improvements	310,684	287,047
Computer software	99,864	105,539
Furniture and fixtures	24,785	23,924
	1,025,236	1,031,839
Less: Accumulated depreciation and amortization	(705,475)	(712,861)
Total property and equipment, net	$319,761	$318,978

Current accrued liabilities are comprised of the following at August 3, 2019 and February 2, 2019, respectively:

	August 3, 2019	February 2, 2019
Accrued liabilities:
Contract liabilities	$123,023	$142,378
Technology license obligations	67,652	48,018
Lease liabilities	26,874	—
Accrued income tax payable	17,238	47,079
Other	78,200	98,034
Total accrued liabilities	$312,987	$335,509

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income (Loss)
As of August 3, 2019, there are no changes in accumulated other comprehensive income (loss) by components. The changes in accumulated other comprehensive income (loss) by components for the comparative period are presented in the following table:

Unrealized Gain (Loss) on Marketable Securities (1)
Balance at February 3, 2018	$(2,322)
Other comprehensive income (loss) before reclassifications	(733)
Amounts reclassified from accumulated other comprehensive income (loss)	3,055
Net current-period other comprehensive income (loss), net of tax	2,322
Balance at August 4, 2018	$—

(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.

Share Repurchase Program
On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of August 3, 2019, there was $890 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.
The Company repurchased 3.0 million of its common shares for $64.3 million during the six months ended August 3, 2019. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The Company did not repurchase any common shares during the six months ended August 4, 2018.
Other
In June 2019, the Company executed a funded research and development agreement with a business partner. In conjunction with the agreement, the Company issued a warrant to purchase nine million of the Company's common shares, subject to certain vesting and exercise conditions.
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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at August 3, 2019
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$1,483	$—	$—	$1,483
Time deposits	—	108,434	—	108,434
Other non-current assets:
Severance pay fund	—	657	—	657
Total assets	$1,483	$109,091	$—	$110,574

	Fair Value Measurements at February 2, 2019
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$16,829	$—	$—	$16,829
Time deposits	—	73,935	—	73,935
Other non-current assets:
Severance pay fund	—	727	—	727
Total assets	$16,829	$74,662	$—	$91,491

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.1 billion at August 3, 2019 and February 2, 2019, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 7. Goodwill and Acquired Intangible Assets, Net
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In connection with the May 2019 announcement for the divestiture of the Wi-Fi business, the Company reclassified $557.8 million of goodwill to assets held for sale. See “Note 4 - Business Combination” for discussion of the Cavium acquisition and "Note 1 - Basis of Presentation" for discussion of the Wi-Fi divestiture.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Acquired Intangible Assets, Net
As of August 3, 2019 and February 2, 2019, net carrying amounts of acquired intangible assets are as follows (in thousands, except for weighted average remaining amortization period):

	August 3, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,868,000	$(255,206)	$1,612,794	6.75
Customer contracts and related relationships	465,000	(82,850)	382,150	7.92
Trade names	23,000	(5,969)	17,031	3.40
Total acquired amortizable intangible assets	$2,356,000	$(344,025)	$2,011,975	6.95
IPR&D	388,000	—	388,000	n/a
Total acquired intangible assets	$2,744,000	$(344,025)	$2,399,975

	February 2, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,743,000	$(134,167)	$1,608,833	7.10
Customer contracts and related relationships	465,000	(45,939)	419,061	8.42
Trade names	23,000	(3,212)	19,788	3.85
Total acquired amortizable intangible assets	$2,231,000	$(183,318)	$2,047,682	7.34
IPR&D	513,000	—	513,000	n/a
Total acquired intangible assets	$2,744,000	$(183,318)	$2,560,682

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Amortization expense for acquired intangible assets for the three and six months ended August 3, 2019 was $81.0 million and $160.7 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended August 4, 2018 was $25.9 million.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of August 3, 2019 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$161,772
2021	315,423
2022	306,867
2023	299,438
2024	281,091
Thereafter	647,384
$2,011,975

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
Term Loan and Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with certain lenders. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit (“Revolving Credit Facility”) and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility are intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of August 3, 2019, the Revolving Credit Facility has not been drawn upon. Following is further detail of the terms of the various debt agreements.
The Term Loan has a three year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the Term Loan was 4.256% as of August 3, 2019. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of August 3, 2019, the full amount of the Revolving Credit Facility of $500 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was 0.175% at August 3, 2019.
The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant as of the end of any fiscal quarter. As of August 3, 2019, the Company was in compliance with all of its debt covenants.
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

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at August 3, 2019 and February 2, 2019 (in thousands):

	August 3, 2019	February 2, 2019
Face Value Outstanding:
Term Loan	$700,000	$750,000
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	$1,700,000	$1,750,000
Less: Unamortized debt discount and issuance cost	(14,641)	(17,301)
Net carrying amount of debt	$1,685,359	$1,732,699
Less: Current portion	—	—
Non-current portion	$1,685,359	$1,732,699

During the three and six months ended August 3, 2019, the Company recognized $19.9 million and $39.2 million of interest expense in its condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.
During the three and six months ended August 4, 2018, the Company recognized $9.1 million of interest expense in its condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.

As of August 3, 2019, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal year	Amount
Remainder of 2020	$—
2021	—
2022	700,000
2023	—
2024	500,000
Thereafter	500,000
Total	$1,700,000

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Restructuring and Other Related Charges
The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. The Company recorded restructuring and other related charges of $16.6 million and $22.3 million for the three and six months ended August 3, 2019, respectively. The Company expects to complete these restructuring actions by the end of fiscal 2020.
The Company recorded restructuring and other related charges of $35.4 million and $37.0 million for the three and six months ended August 4, 2018, respectively.
The following table presents details related to the restructuring related charges as presented in the condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Severance and related costs	$7,139	$22,605	$8,627	$24,057
Facilities and related costs	1,078	11,029	1,556	11,057
Other exit-related costs	2,632	174	2,823	262
	10,849	33,808	13,006	35,376
Release of reserves:
Severance	—	(307)	—	(307)
Facilities and related costs	(544)	—	(732)	—
Other exit-related costs	—	—	(127)	—

Other restructuring charges
Fixed assets write off	—	1,993	633	1,993
Exchange rate adjustment	—	(79)	—	(80)
Right-of-use asset amortization and impairment	7,675	—	10,882	—
Release of facility lease liability	(1,394)	—	(1,394)	—
	$16,586	$35,415	$22,268	$36,982

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at February 2, 2019	$12,403	$26,904	$1,049	$40,356
Restructuring charges	8,627	1,556	2,823	13,006
Net cash payments	(14,743)	(1,643)	(1,271)	(17,657)
Release of reserves	—	(732)	(127)	(859)
Effect of adoption of ASC 842	—	(25,893)	—	(25,893)
Balance at August 3, 2019	6,287	192	2,474	8,953
Less: non-current portion	—	75	—	75
Current portion	$6,287	$117	$2,474	$8,878

Upon adoption of the new lease accounting standard (see Note 3 - “Leases”), certain restructuring liabilities were required to be recognized as a reduction of the ROU asset.
The remaining accrued severance and related costs and the other exit-related costs are expected to be paid in fiscal 2020. The remaining accrued facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2021.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 10. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of August 3, 2019, these foundries had incurred approximately $172.8 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Note 11. Revenue
The majority of the Company's revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2019	% of Total	August 4, 2018	% of Total	August 3, 2019	% of Total	August 4, 2018	% of Total
Net revenue by product group:
Storage (1)	$274,905	42%	$335,764	50%	$553,572	42%	$652,833	51%
Networking (2)	329,605	50%	283,330	43%	670,949	51%	527,558	42%
Other (3)	52,058	8%	46,216	7%	94,499	7%	89,550	7%
	$656,568		$665,310		$1,319,020		$1,269,941

1)	Storage products are comprised primarily of HDD, SSD Controllers, Fibre Channel Adapters and Data Center Storage Solutions.

2)
Networking products are comprised primarily of Ethernet Switches, Ethernet Transceivers, Ethernet NICs, Embedded Communications and Infrastructure Processors, Automotive Ethernet, Security Adapters and Processors as well as WiFi Connectivity products. In addition, this grouping includes a few legacy product lines in which the Company no longer invests, but will generate revenue for several years.

3)	Other products are comprised primarily of Printer Solutions, Application Processors and others.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2019	% of Total	August 4, 2018	% of Total	August 3, 2019	% of Total	August 4, 2018	% of Total
Net revenue based on destination of shipment:
China	$286,310	44%	$292,033	44%	$532,444	40%	$566,542	45%
United States	55,580	8%	16,563	2%	128,586	10%	32,592	3%
Philippines	60,287	9%	55,416	8%	122,774	9%	113,183	9%
Thailand	63,511	10%	39,256	6%	110,177	8%	80,790	6%
Malaysia	36,019	5%	96,127	14%	99,339	8%	186,750	15%
Japan	41,120	6%	37,791	6%	80,090	6%	72,780	6%
Other	113,741	18%	128,124	20%	245,610	19%	217,304	16%
	$656,568		$665,310		$1,319,020		$1,269,941

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 3, 2019	% of Total	August 4, 2018	% of Total	August 3, 2019	% of Total	August 4, 2018	% of Total
Net revenue by customer type:
Direct customers	$484,743	74%	$532,351	80%	$999,301	76%	$1,002,827	79%
Distributors	171,825	26%	132,959	20%	319,719	24%	267,114	21%
	$656,568		$665,310		$1,319,020		$1,269,941

Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of August 3, 2019, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2020 was $142.4 million. During the six months ended August 3, 2019, contract liabilities increased by $294.8 million associated with variable consideration estimates, offset by $314.2 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the second quarter of fiscal year 2020 was $123.0 million. The amount of revenue recognized during the six months ended August 3, 2019 that was included in the contract liabilities balance at February 2, 2019 was not material.
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
The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings being taxed at rates lower than the U.S. statutory rate. The Company's effective tax rate was adversely affected by pre-tax losses in certain non-U.S. tax jurisdictions that are subject to tax rates that are lower than 21%. These losses reduce the Company's pre-tax income without a corresponding reduction in its tax expense, and therefore increase its effective tax rate.
The income tax benefit of $10.5 million for the three months ended August 3, 2019 included a tax benefit from a net reduction in unrecognized tax benefits of $9.3 million, offset by $2.1 million of expense related to a change in the applicable statutory tax rate in one of the Company's more significant jurisdictions.

The income tax benefit of $3.3 million for the six months ended August 3, 2019 included a tax benefit from a net reduction in unrecognized tax benefits of $12.5 million, offset by $9.9 million in tax due on amounts that were previously considered indefinitely reinvested.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $14.2 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.6 million and $1.7 million, respectively for the three and six months ended August 3, 2019, and $0.5 million and $1.2 million for the three and six months ended August 4, 2018, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for both the three and six months ended August 3, 2019 and August 4, 2018.

The Company’s principal source of liquidity as of August 3, 2019 consisted of approximately $573 million of cash, cash equivalents and short-term investments, of which approximately $496 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $173 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

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
The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator:
Net income (loss)	$(57,331)	$6,759	$(105,781)	$135,371
Denominator:
Weighted average shares — basic	663,603	552,238	661,280	524,787
Effect of dilutive securities:
Share-based awards	—	9,911	—	10,646
Weighted average shares — diluted	663,603	562,149	661,280	535,433
Net income per share:
Basic	$(0.09)	$0.01	$(0.16)	$0.26
Diluted	$(0.09)	$0.01	$(0.16)	$0.25

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
Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Weighted average shares outstanding:
Share-based awards	13,209	5,718	12,812	5,604

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares are also excluded from the calculation of diluted earnings per share for the three and six months ended August 3, 2019 due to the net loss reported in those periods.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to complete pending acquisitions and successfully integrate acquired businesses with our business;

•	our ability to realize anticipated synergies in connection with acquired businesses;

•	the impact and costs associated with changes in international financial and regulatory conditions such as the addition of new trade tariffs or embargos;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	our ability to define, design and develop products for the infrastructure and 5G market and market and sell those products to infrastructure customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the storage market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	the impact of any changes in our application of the United States federal income tax laws and the loss of any beneficial treatment that we currently enjoy;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the effects of transitioning to smaller geometry process technologies;

•	our dependence on a small number of customers;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to realize expected benefits from restructuring activities;

•	our ability to recruit and retain experienced executive management as well as highly skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	our maintenance of an effective system of internal controls;

•	severe financial hardship or bankruptcy of one or more of our major customers; and

•	the outcome of pending or future litigation and legal and regulatory proceedings.

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

Overview

We are a leading supplier of infrastructure semiconductor solutions, spanning the data center core to network edge. We are a fabless semiconductor supplier of high-performance standard and semi-custom products with core strengths in developing and scaling complex System-on-a-Chip architectures integrating analog, mixed-signal and digital signal processing functionality. Leveraging leading intellectual property and deep system-level expertise as well as highly innovative security firmware, our solutions are empowering the data economy and enabling communications across 5G, cloud, automotive, industrial and artificial intelligence applications.

In the second quarter of fiscal 2020, our net revenue decreased year over year by 1% from $665.3 million net revenue in the second quarter fiscal 2019 compared with $656.6 million in the second quarter of fiscal 2020. The decrease was primarily due to decreased sales of our storage products by 18%. This decrease was partially offset by an increase in our networking product sales and other product sales, which increased by 16% and 13%, respectively with sales benefiting from our acquisition of Cavium. Our net revenue for the six months ended August 3, 2019 increased by $49.1 million compared to net revenue for the six months ended August 4, 2018. The increase was primarily due to increased sales of our networking products and other products by 27% and 6%, respectively, with sales benefiting from our acquisition of Cavium. The growth was partially offset by decreased sales of our storage products, which decreased by 15% in relation to the six months ended August 4, 2018.

As we enter the third quarter of fiscal year 2020, we are monitoring the near term geopolitical uncertainty and the recent ban on shipments to Huawei Technologies Co., Ltd. (“Huawei”). The US government export restrictions on Huawei were implemented in the second week of our second quarter of fiscal year 2020, limiting revenue from that customer to shipments during a short period during the second quarter of fiscal year 2020. In addition, there may be indirect impacts to our business which we cannot easily quantify such as the fact that some of our other customer’s products which use our solutions, such as hard disk drives, may also be impacted by the export restrictions.

On May 6, 2019, we announced our intent to acquire Aquantia, Corp. (“Aquantia”), a publicly traded company. It is a manufacturer of high speed transceivers which includes copper and optical physical layer products. We will pay Aquantia's stockholders $13.25 per share in cash, or approximately $480 million. The transaction is expected to close by December 2019, subject to regulatory approval as well as other customary closing conditions. On July 10, 2019, Aquantia's stockholders approved the merger agreement.

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

On May 20, 2019, we announced our intent to acquire Avera Semiconductor (“Avera”), the application specific integrated circuit (“ASIC”) business of GlobalFoundries Inc. (“GlobalFoundries”). This acquisition brings together Avera's leading custom design capabilities with our advanced technology platform and scale, creating a leading ASIC supplier for wired and wireless infrastructure. The agreements include transfer of Avera's revenue base, strategic design wins with leading infrastructure original equipment manufacturers, and a new long-term wafer supply agreement between GlobalFoundries and us. We will pay GlobalFoundries $650 million in cash at closing, subject to certain adjustments, plus an additional $90 million in cash if certain business conditions are satisfied within the next 15 months. The transaction is expected to close by January 2020 pending receipt of regulatory approvals and other customary closing conditions.

On May 29, 2019, we announced our intent to sell our Wi-Fi connectivity business to NXP for $1.76 billion in cash. The divestiture encompasses our Wi-Fi and bluetooth technology portfolios and related assets. The business employs approximately 550 people worldwide and generated approximately $300 million in revenue in our fiscal 2019. This transaction is expected to close by the first quarter of calendar 2020, subject to customary closing conditions and regulatory approvals. As of August 3, 2019, we classified assets held for sale of $597.7 million, which consisted of $28.2 million of inventory, $6.1 million of property, plant and equipment, $557.8 million of goodwill, $5.6 million of right-of-use asset, and classified liabilities held for sale of $5.6 million associated with lease liability in our condensed consolidated balance sheet.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. As of August 3, 2019, there was $890 million remaining available for future share repurchases.

For the six months ended August 3, 2019, we repurchased 3.0 million shares of our common stock for $64.3 million. As of August 3, 2019, a total of 295.4 million shares have been repurchased to date under the Company’s share repurchase programs for a total $3.9 billion in cash. We returned $143.7 million to stockholders in the six months ended August 3, 2019, including our repurchases of common stock and $79.4 million of cash dividends.

Cash and Short Term Investments. Our cash, cash equivalents and short-term investments were $573.5 million at August 3, 2019, which was slightly lower than our balance at our fiscal year ended February 2, 2019 of $582.4 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
End Customer:
Cisco Systems	11%	11%	11%	*
Toshiba	*	13%	10%	13%
Western Digital	*	15%	10%	15%
Seagate	*	11%	*	11%
Distributor:
Wintech	14%	*	12%	*

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and all of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 82% and 81% of our net revenue in the three and six months ended August 3, 2019, and approximately 89% and 91% of net revenue in the three and six months ended August 4, 2018, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”
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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended August 3, 2019 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.6	43.3	46.0	40.7
Gross profit	53.4	56.7	54.0	59.3
Operating expenses:
Research and development	40.6	32.5	40.4	31.0
Selling, general and administrative	17.4	20.1	17.0	16.2
Restructuring related charges	2.5	5.3	1.7	2.9
Total operating expenses	60.5	57.9	59.1	50.1
Operating income (loss)	(7.1)	(1.2)	(5.1)	9.2
Interest income	0.2	0.5	0.2	0.8
Interest expense	(3.1)	(2.4)	(3.2)	(1.3)
Other income (loss), net	(0.3)	(0.4)	(0.2)	(0.1)
Income (loss) before income taxes	(10.3)	(3.5)	(8.3)	8.6
Provision for income taxes	(1.6)	(4.5)	(0.2)	(2.1)
Income (loss), net of tax	(8.7)%	1.0%	(8.1)%	10.7%

Three and six months ended August 3, 2019 and August 4, 2018

Net Revenue

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Net revenue	$656,568	$665,310	(1.3)%	$1,319,020	$1,269,941	3.9%

Our net revenue for the three months ended August 3, 2019 decreased by $8.7 million compared to net revenue for the three months ended August 4, 2018.  This was primarily due to decreased sales of our storage products by 18%. This decrease was partially offset by increased sales of our networking products and other products, which were up 16% and 13% respectively, compared to the three months ended August 4, 2018 with sales benefiting from our acquisition of Cavium.

Our net revenue for the six months ended August 3, 2019 increased by $49.1 million compared to net revenue for the six months ended August 4, 2018. This was primarily due to increased sales of our networking products and other products by 27% and 6% respectively, with sales benefiting from our acquisition of Cavium. This increase was partially offset by decreased sales of our storage products, which were down 15%, compared to the six months ended August 4, 2018.

In the three months ended August 3, 2019, unit shipments were 16% lower and average selling prices increased 13% compared to the three months ended August 4, 2018. In the six months ended August 3, 2019, unit shipments were 30% lower and average selling prices increased 26% compared to the six months ended August 4, 2018.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Cost of goods sold	$305,866	$288,200	6.1%	$606,890	$517,138	17.4%
% of net revenue	46.6%	43.3%		46.0%	40.7%
Gross profit	$350,702	$377,110	(7.0)%	$712,130	$752,803	(5.4)%
% of net revenue	53.4%	56.7%		54.0%	59.3%

Cost of goods sold as a percentage of net revenue was higher for the three and six months ended August 3, 2019 compared to the three and six months ended August 4, 2018, which primarily resulted from increased costs from amortization of acquired intangible assets in fiscal 2020, partially offset by the amortization of inventory fair value adjustment associated with the Cavium acquisition which only existed in fiscal 2019. As a result, gross margin for the three and six months ended August 3, 2019 decreased 3.3 and 5.3 percentage points compared to the three and six months ended August 4, 2018.

Research and Development

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Research and development	$266,354	$216,285	23.1%	$533,221	$393,019	35.7%
% of net revenue	40.6%	32.5%		40.4%	31%
Research and development expenses increased by $50.1 million in the three months ended August 3, 2019 compared to the three months ended August 4, 2018. The increase was primarily due to $48.0 million of higher employee personnel-related costs from our acquisition of Cavium.
Research and development expenses increased $140.2 million in the six months ended August 3, 2019 compared to the six months ended August 4, 2018. The increase was primarily due to $132.3 million of higher employee personnel-related costs from our acquisition of Cavium.
Selling, general and administrative

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Selling, general and administrative	$113,990	$133,701	(14.7)%	$223,995	$206,014	8.7%
% of net revenue	17.4%	20.1%		17.0%	16.2%
Selling, general and administrative expenses decreased by $19.7 million in the three months ended August 3, 2019 compared to the three months ended August 4, 2018. The decrease was primarily due to $24.7 million of lower employee personnel-related costs.
Selling, general and administrative expenses increased by $18.0 million in the six months ended August 3, 2019 compared to the six months ended August 4, 2018. The increase was primarily due to additional costs from our acquisition of Cavium, including $32.7 million of higher intangibles amortization expense, $5.2 million of higher depreciation expense and $4.5 million of higher facility related expenses, partially offset by lower integration costs of $26.6 million.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Restructuring related charges	$16,586	$35,415	(53.2)%	$22,268	$36,982	(39.8)%
% of net revenue	2.5%	5.3%		1.7%	2.9%

We recognized $16.6 million and $22.3 million of total restructuring related charges in the three and six months ended August 3, 2019 as the Company continues to evaluate its existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 9 - Restructuring and Other Related Charges” for further information.
Interest Income

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Interest income	$1,077	$3,575	(69.9)%	$2,345	$9,644	(75.7)%
% of net revenue	0.2%	0.5%		0.2%	0.8%
Interest income decreased by $2.5 million and 7.3 million in the three and six months ended August 3, 2019, respectively, compared to the three and six months ended August 4, 2018. The decrease is primarily due to the sale of investments in fiscal 2019.
Interest Expense

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Interest expense	$(20,531)	$(15,795)	30.0%	$(41,734)	$(16,039)	160.2%
% of net revenue	(3.1)%	(2.4)%		(3.2)%	(1.3)%
Interest expense increased by $4.7 million and $25.7 million in the three and six months ended August 3, 2019, respectively, compared to the three and six months ended August 4, 2018. The increase is primarily due to interest expense incurred resulting from the issuance of our 2023 Notes, 2028 Notes and amounts borrowed under our credit agreement.
Other Income (Loss), Net

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Other income (loss), net	$(2,197)	$(2,701)	(18.7)%	$(2,313)	$(1,230)	88.0%
% of net revenue	(0.3)%	(0.4)%		(0.2)%	(0.1)%
Other income (loss), net, changed by $0.5 million in the three months ended August 3, 2019 compared to the three months ended August 4, 2018. The change is primarily due to the realized loss on the sale of investments in the three months ended August 4, 2018, which was partially offset by foreign currency losses from foreign tax reserves and transaction costs during the three months ended August 3, 2019.

Other income (loss), net, changed by $1.1 million in the six months ended August 4, 2018 compared to the six months ended August 4, 2018, primarily due to the foreign currency gain related to the revaluation of foreign currency denominated tax liabilities in fiscal 2019.
Provision (benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(10,548)	$(29,971)	(64.8)%	$(3,275)	$(26,208)	(87.5)%

Our income tax benefit for the three months ended August 3, 2019 was $10.5 million compared to a tax benefit of $30.0 million for the three months ended August 4, 2018. Our income tax benefit for the three months ended August 3, 2019 differs from the same period in the prior year primarily due to a reduction in our U.S. pre-tax losses in the period. For both periods, we recorded a reversal of uncertain tax positions which resulted in an increase to our income tax benefit for each respective period. The effective tax rate for the three months ended August 3, 2019 and August 4, 2018 differs from the statutory Federal rate of 21% primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our income tax benefit for the six months ended August 3, 2019 was $3.3 million compared to a tax benefit of $26.2 million for the six months ended August 4, 2018.  Our income tax benefit for the six months ended August 3, 2019 differs from the same period in the prior year primarily due to a reduction in our U.S. pre-tax losses in the period. For both periods, we recorded a reversal of uncertain tax positions which resulted in an increase to our income tax benefit for each respective period. The effective tax rate for the six months ended August 3, 2019 and August 4, 2018 differs from the statutory Federal rate of 21% primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

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

Liquidity and Capital Resources
Our principal source of liquidity as of August 3, 2019 consisted of approximately $573 million of cash, cash equivalents and short-term investments, of which approximately $496 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.
In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility, which was undrawn as of August 3, 2019. See “Note 8 - Debt” for further information.
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

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of the Company and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law, market conditions and other factors that our board of directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts.
Cash Flows from Operating Activities
Net cash flow provided by operating activities for the six months ended August 3, 2019 was $239.0 million. We had a net loss of $105.8 million adjusted for the following non-cash items: amortization of acquired intangible assets of $160.7 million, share-based compensation expense of $122.3 million, depreciation and amortization of $86.2 million, restructuring related non cash charges of $10.1 million, amortization of deferred debt issuance costs and debt discounts of $2.9 million, deferred income tax expense of $2.4 million, and $2.0 million net loss from other non-cash items. Cash outflow from working capital of $41.8 million for the six months ended August 3, 2019 was primarily driven by a decrease in accrued liabilities and other non-current liabilities and accrued employee compensation, partially offset by a decrease in accounts receivable and an increase in accounts payable. The decrease in accrued liabilities and other non-current liabilities is due to decreases in accrued rebates and ship and debit reserve and income tax payable, as well as decreases due to severance payments. The decrease in accrued employee compensation is due to payout of vacation accrual and decrease in accrued salaries due to timing. The decrease in accounts receivable was driven primarily by collection of payments and increase in ship and debit reserve. The increase in accounts payable was mainly due to timing of payments.

Net cash flow provided by operating activities for the six months ended August 4, 2018 was $190.7 million. We had net income of $135.4 million, adjusted for the following non-cash items: depreciation and amortization of $47.1 million, share-based compensation expense of $83.2 million, amortization of acquired intangible assets of $25.9 million, amortization of inventory fair value adjustment associated with the acquisition of Cavium of $22.9 million, amortization of deferred debt issuance costs and debt discounts of $7.1 million, a non cash gain on deferred income tax of $21.4 million, and $5.6 million net loss from other non-cash items. Cash outflow from working capital of $115.2 million for the six months ended August 4, 2018 was primarily driven by an increase in accounts receivable and a decrease in accrued compensation. The increase in accounts receivable was driven primarily by an increase in sales. The decrease in accrued compensation was mainly driven by a decrease in our bonus accrual due to our annual bonus payout.
Cash Flows from Investing Activities
For the six months ended August 3, 2019, net cash used in investing activities of $44.1 million was primarily driven by purchases of property and equipment of $42.2 million and purchases of technology licenses of $1.5 million.

For the six months ended August 4, 2018, net cash used in investing activities of $1.8 billion was primarily driven by net cash paid to acquire Cavium of $2.6 billion, offset by net proceeds for sales and maturities of available-for-sale securities and time deposits of $961.9 million.

Cash Flows from Financing Activities
For the six months ended August 3, 2019, net cash used in financing activities of $203.8 million was primarily attributable to $79.4 million for payment of our quarterly dividends, $64.3 million for repurchases of our common stock, $61.6 million tax withholding payments on behalf of employees for net share settlements, $50.0 million repayment of debt principal, and $28.3 million payments for technology license obligations. These outflows were partially offset by proceeds of $81.3 million from employee stock plans.

For the six months ended August 4, 2018, net cash provided by financing activities of $1.2 billion was primarily attributable to $1.9 billion proceeds from issuance of debt and $44.6 million proceeds from employee stock plans, slightly offset by $606.1 million repayment of Cavium historical debt and $69.2 million for payment of our quarterly dividends.
Contractual Obligations and Commitments
We presented our contractual obligations at February 2, 2019 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended August 3, 2019.

Indemnification Obligations
See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt following our acquisition of Cavium, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan. See “Note 8 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $7.1 million.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no investments on hand at August 3, 2019, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of August 3, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	our ability to realize anticipated synergies in connection with our acquisitions and the loss of synergies in connection with our divestitures;

•
changes in general economic conditions, such as the impact of Brexit on the economy in the E.U., political conditions, such as the recent tariffs and trade bans, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the effects of any acquisitions, divestitures or significant investments;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor and infrastructure industries;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality or volatility related to sales into the infrastructure market;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

•
impact of a significant natural disaster, including earthquakes, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;

•	our ability to attract, retain and motivate a highly skilled workforce, especially managerial, engineering, sales and marketing personnel;

•	severe financial hardship or bankruptcy of one or more of our major customers; and

•	failure of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs.

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

We have recently entered into a number of transaction agreements, including (i) a definitive merger agreement dated May 6, 2019 under which we agreed to acquire all outstanding shares of Aquantia Corp. common stock for $13.25 per share in cash, (ii) a definitive agreement dated May 20, 2019 to purchase Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GlobalFoundries ("Avera") for $650 million in cash at closing plus an additional $90 million in cash if certain business conditions are satisfied within the next 15 months, and (iii) an asset purchase agreement with NXP USA, Inc. dated May 29, 2019 pursuant to which we agreed to sell to NXP certain assets related to our wireless business for $1.76 billion in cash at closing. Each of these transactions is subject to customary closing conditions, including regulatory approvals.

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

•
assuming the legal obligations of the acquired company, including potential exposure to material liabilities not discovered in the due diligence process or assuming indemnity obligations in connection with divestitures;

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

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner or at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

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

Our proposed acquisitions of Aquantia and Avera involve a number of risks, including, among others, those associated with our use of a significant portion of our cash or our taking on significant indebtedness and other financial risks and integration risks.

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium (the “Cavium acquisition”). We expect to use additional cash in the acquisitions of Aquantia and Avera (the “Other Acquisitions”). In the event that we don't close our divestiture with NXP prior to these transactions or at all, then we may incur substantial indebtedness in connection with the Other Acquisitions. Our use of cash in the Cavium acquisition and proposed use of cash in the Other Acquisitions would reduce our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions.

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

To the extent we are attempting to integrate multiple businesses such as the Other Acquisitions and to separate technology in connection with the NXP divestiture at the same time, we may not be able to do so as efficiently or effectively as we would prefer.

In connection with the integration of the Avera acquisition we may be required to obtain a U.S. government security clearance before we can market and sell our products to certain customers. Obtaining the clearance is a complex, costly, and time-consuming process. Delays in obtaining the clearance may harm our financial condition and could result in us receiving less revenue in connection with this transaction than we anticipate.

Any of the above could harm the combined company and thus decrease the benefits we expect to receive from the acquisitions.

Adverse changes in the political and economic policies of the U.S. government in connection with trade with China could reduce the demand for our products and damage our business.
If regulatory activity, such as enforcement of U.S. export control and sanctions laws, or the imposition of new tariffs, were to materially limit our ability to make sales to any of our significant customers in China, it could harm our results of operations, reputation and financial condition. For example, the recent US government export restrictions on a Chinese customer, Huawei Technologies Co. Ltd., has dampened demand for our products, adding to the already challenging macroeconomic environment. This export restriction was implemented in the second week of our second quarter of fiscal year 2020, limiting revenue from that customer to shipments during a short period during the quarter. In addition, there may be indirect impacts to our business which we cannot easily quantify such as the fact that some of our other customer’s products which use our solutions, such as hard disk drives, may also be impacted by this export restriction. If this export restriction is sustained for a long period of time, or if other export restrictions were to be imposed as a result of current trade tensions such as restrictions on trade with Mexico or other countries, it could have an adverse impact on our revenues and results of operations.
We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Customers in China can generally cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade bans are in effect. See also, “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.” In addition, customers in China that may be subject to trade bans or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not be subject to the U.S. tariffs and trade restrictions.
Changes to U.S. or foreign tax, trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The U.S. presidential administration has indicated a focus on policy reforms that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes relating to Brexit affecting tax laws and trade policy in the U.S. and elsewhere may adversely impact our operations.
The trade dispute between Japan and South Korea, including changes to the legal and regulatory framework that applies to exports of certain chemicals from Japan to South Korea that are used in the production of semiconductors may impact the global supply chain for semiconductors and therefore may adversely impact our operations.
Changes in international tax laws such as the new tax in France impacting certain digital companies may adversely impact the business of the Company and our customers, or it may adversely impact international trade between the U.S. and France. See also, “Changes in existing taxation benefits, rules, or practices may adversely affect our financial results.”

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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 20% and 28% of our net revenue for the three months ended August 3, 2019 and August 4, 2018, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.
If we are unable to increase the number of large customers in key markets, then our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•	a significant portion of our sales are made on a purchase order basis, which allows our customers to cancel, change or delay product purchase commitments with relatively short notice to us;

•	customers may purchase integrated circuits from our competitors;

•	customers may discontinue sales or lose market share in the markets for which they purchase our products;

•	customers, particularly in jurisdictions such as China that may be subject to trade bans or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties;

•	customers may be subject to severe business disruptions, including, but not limited to, those driven by financial instability; or

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
We also may experience discriminatory or anti-competitive practices by our competitors that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. In addition, some of these competitors may use their market power to dissuade our customers from purchasing from us. For example, certain U.S. and E.U. regulators are currently investigating whether a competitor may have abused its dominant market position to harm competition by forcing customers to deal with it exclusively, bundling its various semiconductors with other products, or by distorting the market by using illegal rebates.
In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do.

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Microchip Technology acquired Microsemi in May 2018 and ON Semiconductor purchased Quantenna Communications, Inc. in June 2019, NVIDIA Corporation entered into an agreement to purchase Mellanox Technologies on March 11, 2019 and Infineon entered into an agreement to purchase Cypress Semiconductors in June 2019. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

We may experience increased actual and opportunity costs as a result of our transition to smaller geometry process technologies.
In order to remain competitive, we have transitioned, and expect to continue to transition, our semiconductor products to increasingly smaller line width geometries. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. We also evaluate the costs of migrating to smaller geometry process technologies including both actual costs and the opportunity costs related to the technologies we choose to forego. These transitions have required us to modify the manufacturing processes and to redesign some products, which has resulted in significant initial design and development costs.
We have been, and may continue to be, dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot ensure that the foundries we use will be able to effectively manage any future transitions . If we or any of our foundry subcontractors experience significant delays in a future transition or fail to efficiently implement a transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.
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
A significant portion of our revenue comes from the storage industry, which experiences rapid technological change, is subject to industry consolidation, is facing increased competition from alternative technologies and is highly cyclical.

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
In addition, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualifies the Development and Expansion Incentive until June 2024. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to, and has certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Moreover, receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdiction. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations would be harmed.
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in some of the countries in which we do business. We can provide no assurance that changes in tax laws and additional investigations as a result of this project would not have an adverse tax impact on our international operations. In addition, the European Union (“EU”) has initiated its own measures along similar lines. In December 2017, the EU identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. In order to avoid EU “blacklisting”, both Bermuda and Cayman Islands introduced new legislation in December 2018, which came into force on January 1, 2019. These new laws require Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda in order to comply with the economic substance requirements. There is no experience yet as to how the Bermuda and Cayman Islands authorities will interpret and enforce these new rules. To the extent that we are required to maintain more of a presence in Bermuda or the Cayman Islands, such requirements will increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions. If the Company transfers its domicile or a significant portion of its assets from Bermuda to another jurisdiction, the Company's taxes will increase and its earnings after taxes will decrease.

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

Entry into new markets, such as markets with different business models, as a result of our acquisitions may reduce our gross margin and operating margin. For example, the Avera business uses an ASIC model to offer end-to-end solutions for IP, design team, Fab & packaging to deliver a tested, yielded product to customers. This business model tends to have a lower gross margin. In addition, the costs related to this type of business model typically include significant NRE (non-recurring engineering) costs that customers pay based on the completion of milestones.  Our operating margin may decline if our customers do not agree to pay for NREs or if they do not pay enough to cover the costs we incur in connection with NREs. In addition, our operating margin may decline if we are unable to sell products in sufficient volumes to cover the development costs that we have incurred.
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
We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.
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

Beginning in fiscal 2017, we made several changes made to our senior leadership team, including to our Chief Executive Officer, Chief Financial Officer, and Chief Operations Officer, among others. In May 2019, our Chief Technology Officer retired from the Company. Our EVP Worldwide Sales and Marketing has announced his intention to leave the Company at the end of calendar 2019. The effectiveness of the new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.
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
On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of August 3, 2019, the outstanding principal balance of the Term Loan amounted to $700.0 million.

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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 82% and 89% of our net revenue in the three months ended August 3, 2019 and August 4, 2018, respectively.
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
As previously disclosed in our public filings, in March 2016, the Audit Committee of our Board of Directors completed an investigation that generally included a review of certain"pulled-in" revenue. We are the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney related to these matters. We are fully cooperating with the SEC and the U.S. Attorney with respect to those investigations. The pending investigations or any future additional lawsuits have and may in the future result in significant expenses, distraction and may adversely affect our business, financial condition, results of operations and cash flows. See also, "Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows."
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
We had approximately $4.9 billion of goodwill on our consolidated balance sheet as of August 3, 2019, as well as $0.6 billion of goodwill that was reclassified to assets held for sale in connection with the May 2019 announcement for the divestiture of the Wi-Fi business. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

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
In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $809 million of shares have been repurchased under that program as of August 3, 2019. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 3, 2019, there were no sales by us of unregistered securities that were not previously reported by us in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table presents details of our share repurchases during the three months ended August 3, 2019 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 5, 2019 - June 1, 2019	627	$22.72	14,249	$889,710
June 2, 2019 - June 29, 2019	—	$—	—	$889,710
June 30, 2019 - August 3, 2019	—	$—	—	$889,710
Total	627	$22.72	14,249	$889,710

(1)	The monthly periods presented above for the three months ended August 3, 2019, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.

(2)
On November 17, 2016, we announced that our Board of Directors had authorized a $1 billion share repurchase program. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Our existing share repurchase program had approximately $304 million of repurchase authority remaining as of October 16, 2018 prior to the approved addition. We may effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Asset Purchase Agreement between Marvell and NXP dated May 29 2019				Filed herewith
10.1	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	000-30877	99.1	6/5/2019
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

MARVELL TECHNOLOGY GROUP LTD.

Date: September 4, 2019	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)