Form 10-Q
period 2019-11-02
MARVELL TECHNOLOGY GROUP LTD
filed 2019-12-04
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of November 27, 2019 was 670.7 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	November 2, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$438,369	$582,410
Accounts receivable, net	495,216	493,122
Inventories	308,299	276,005
Prepaid expenses and other current assets	43,789	43,721
Assets held for sale	600,893	—
Total current assets	1,886,566	1,395,258
Property and equipment, net	316,214	318,978
Goodwill	5,161,312	5,494,505
Acquired intangible assets, net	2,500,215	2,560,682
Other non-current assets	438,955	247,329
Total assets	$10,303,262	$10,016,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,955	$185,362
Accrued liabilities	305,827	335,509
Accrued employee compensation	130,062	115,925
Liabilities held for sale	5,610	—
Total current liabilities	654,454	636,796
Long-term debt	2,036,441	1,732,699
Non-current income taxes payable	48,136	59,221
Deferred tax liabilities	214,492	246,252
Other non-current liabilities	183,921	35,374
Total liabilities	3,137,444	2,710,342
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,341	1,317
Additional paid-in capital	6,355,723	6,188,598
Accumulated other comprehensive income	37	—
Retained earnings	808,717	1,116,495
Total shareholders’ equity	7,165,818	7,306,410
Total liabilities and shareholders’ equity	$10,303,262	$10,016,752
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net revenue	$662,470	$851,051	$1,981,490	$2,120,992
Cost of goods sold	322,403	467,464	929,293	984,602
Gross profit	340,067	383,587	1,052,197	1,136,390
Operating expenses:
Research and development	267,781	264,888	801,002	657,907
Selling, general and administrative	118,993	112,178	342,988	318,192
Restructuring related charges	14,802	27,031	37,070	64,013
Total operating expenses	401,576	404,097	1,181,060	1,040,112
Operating income (loss)	(61,509)	(20,510)	(128,863)	96,278
Interest income	1,092	1,046	3,437	10,690
Interest expense	(21,241)	(22,370)	(62,975)	(38,409)
Other income (loss), net	689	(2,628)	(1,624)	(3,858)
Interest and other income (loss), net	(19,460)	(23,952)	(61,162)	(31,577)
Income (loss) before income taxes	(80,969)	(44,462)	(190,025)	64,701
Provision for income taxes	1,532	9,305	(1,743)	(16,903)
Net income (loss)	$(82,501)	$(53,767)	$(188,282)	$81,604

Net income (loss) per share - Basic	$(0.12)	$(0.08)	$(0.28)	$0.14

Net income (loss) per share - Diluted	$(0.12)	$(0.08)	$(0.28)	$0.14

Weighted average shares:
Basic	668,178	657,519	667,184	569,031
Diluted	668,178	657,519	667,184	578,872
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income (loss)	$(82,501)	$(53,767)	$(188,282)	$81,604
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on marketable securities	—	—	—	2,322
Net change in unrealized gain (loss) on cash flow hedges	37	—	37	—
Other comprehensive income, net of tax	37	—	37	2,322
Comprehensive income (loss), net of tax	$(82,464)	$(53,767)	$(188,245)	$83,926
See accompanying notes to unaudited condensed consolidated financial statements

5

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$—	$1,116,495	$7,306,410
Issuance of common shares in connection with equity incentive plans	5,120	11	30,985	—	—	30,996
Tax withholdings related to net share settlement of restricted stock units	—	—	(28,756)	—	—	(28,756)
Share-based compensation	—	—	59,422	—	—	59,422
Repurchase of common stock	(2,359)	(5)	(50,018)	—	—	(50,023)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,467)	(39,467)
Net loss	—	—	—	—	(48,450)	(48,450)
Balance at May 4, 2019	661,275	$1,323	$6,200,231	$—	$1,028,578	$7,230,132
Issuance of common shares in connection with equity incentive plans	6,167	12	50,494	—	—	50,506
Tax withholdings related to net share settlement of restricted stock units	—	—	(32,881)	—	—	(32,881)
Share-based compensation	—	—	64,117	—	—	64,117
Issuance of warrant for common stock	—	—	3,407	—	—	3,407
Repurchase of common stock	(627)	(1)	(14,248)	—	—	(14,249)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,889)	(39,889)
Net loss	—	—	—	—	(57,331)	(57,331)
Balance at August 3, 2019	666,815	$1,334	$6,271,120	$—	$931,358	$7,203,812
Issuance of common shares in connection with equity incentive plans	3,479	7	21,562	—	—	21,569
Tax withholdings related to net share settlement of restricted stock units	—	—	(19,217)	—	—	(19,217)
Share-based compensation	—	—	66,738	—	—	66,738
Replacement equity awards attributable to pre-acquisition service	—	—	15,520	—	—	15,520
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(40,140)	(40,140)
Net loss	—	—	—	—	(82,501)	(82,501)
Other comprehensive income	—	—	—	37	—	37
Balance at November 2, 2019	670,294	$1,341	$6,355,723	$37	$808,717	$7,165,818

6

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 3, 2018	495,913	$991	$2,733,292	$(2,322)	$1,409,452	$4,141,413
Effect of revenue recognition accounting change	—	—	—	—	34,171	34,171
Issuance of common shares in connection with equity incentive plans	3,837	9	11,045	—	—	11,054
Tax withholdings related to net share settlement of restricted stock units	—	—	(23,892)	—	—	(23,892)
Share-based compensation	—	—	24,033	—	—	24,033
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(29,798)	(29,798)
Net income	—	—	—	—	128,612	128,612
Other comprehensive loss	—	—	—	(82)	—	(82)
Balance at May 5, 2018	499,750	$1,000	$2,744,478	$(2,404)	$1,542,437	$4,285,511
Issuance of common shares in connection with equity incentive plans	3,970	7	40,976	—	—	40,983
Tax withholdings related to net share settlement of restricted stock units	—	—	(12,881)	—	—	(12,881)
Share-based compensation	—	—	55,718	—	—	55,718
Common stock issued to Cavium common stockholders	153,376	307	3,272,746	—	—	3,273,053
Stock consideration for Cavium accelerated awards	1,102	2	7,802	—	—	7,804
Equity related issuance cost	—	—	(2,927)	—	—	(2,927)
Replacement equity awards attributable to pre-acquisition service	—	—	47,978	—	—	47,978
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,383)	(39,383)
Net income	—	—	—	—	6,759	6,759
Other comprehensive income	—	—	—	2,404	—	2,404
Other	—	—	—	—	47	47
Balance at August 4, 2018	658,198	$1,316	$6,153,890	$—	$1,509,860	$7,665,066
Issuance of common shares in connection with equity incentive plans	1,857	4	9,019	—	—	9,023
Tax withholdings related to net share settlement of restricted stock units	—	—	(8,914)	—	—	(8,914)
Share-based compensation	—	—	54,744	—	—	54,744
Replacement equity awards attributable to pre-acquisition service	—	—	2,507	—	—	2,507
Repurchase of common stock	(2,895)	(6)	(53,963)	—	—	(53,969)
Cash dividends declared and paid ($0.06 per share)	—	—	—		(39,413)	(39,413)
Net loss	—	—	—	—	(53,767)	(53,767)
Balance at November 3, 2018	657,160	$1,314	$6,157,283	$—	$1,416,680	$7,575,277

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income (loss)	$(188,282)	$81,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,747	86,356
Share-based compensation	189,036	133,484
Amortization and write off of acquired intangible assets	253,467	104,630
Amortization of inventory fair value adjustment associated with acquisition	3,316	125,775
Amortization of deferred debt issuance costs and debt discounts	4,040	9,290
Restructuring related impairment charges	16,243	11,881
Other expense, net	4,590	5,402
Deferred income taxes	(7,901)	(27,675)
Changes in assets and liabilities:
Accounts receivable	8,374	(59,697)
Inventories	(30,602)	1,859
Prepaid expenses and other assets	(11,039)	(11,874)
Accounts payable	30,801	22,260
Accrued liabilities and other non-current liabilities	(106,258)	27,730
Accrued employee compensation	11,927	(20,922)
Net cash provided by operating activities	304,459	490,103
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(14,956)
Sales of available-for-sale securities	18,832	623,896
Maturities of available-for-sale securities	—	187,985
Purchases of time deposits	—	(25,000)
Maturities of time deposits	—	175,000
Purchases of technology licenses	(1,936)	(11,181)
Purchases of property and equipment	(62,935)	(47,035)
Cash payment for acquisition, net of cash and cash equivalents acquired	(477,579)	(2,649,465)
Other, net	(1,793)	(7,534)
Net cash used in investing activities	(525,411)	(1,768,290)
Cash flows from financing activities:
Repurchases of common stock	(64,272)	(53,969)
Proceeds from employee stock plans	103,109	60,772
Tax withholding paid on behalf of employees for net share settlement	(80,862)	(45,691)
Dividend payments to shareholders	(119,496)	(108,592)
Payments on technology license obligations	(57,213)	(52,481)
Proceeds from issuance of debt	350,000	1,892,605
Principal payments of debt	(50,000)	(681,128)
Payment of equity and debt financing costs	—	(11,550)
Other, net	(4,355)	—
Net cash provided by financing activities	76,911	999,966
Net decrease in cash and cash equivalents	(144,041)	(278,221)
Cash and cash equivalents at beginning of period	582,410	888,482
Cash and cash equivalents at end of period	$438,369	$610,261
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended November 2, 2019, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2019 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2019 had a 52-week year. Fiscal 2020 is a 52-week year.

On May 29, 2019, the Company announced its intent to sell its Wi-Fi connectivity business to NXP for $1.76 billion in cash. The divestiture encompasses the Company's Wi-Fi and bluetooth technology portfolios and related assets. The business employs approximately 550 people worldwide and generated approximately $300 million in revenue in the Company's fiscal 2019. This transaction is expected to close in the fourth quarter of fiscal 2020. As of November 2, 2019, the Company classified assets held for sale of $600.9 million, which consisted of $30.1 million of inventory, $7.3 million of property, plant and equipment, $557.8 million of goodwill and $5.6 million of right-of-use lease asset. In addition, the Company classified liabilities held for sale of $5.6 million associated with lease and other liabilities in the unaudited condensed consolidated balance sheet. The purchase price will be subject to working capital and other customary adjustments which will be determined at close.

On September 19, 2019, the Company completed its acquisition of Aquantia Corp. (“Aquantia”). Aquantia is a manufacturer of high speed transceivers which includes copper and optical physical layer products. The unaudited condensed consolidated financial statements include the operating results of Aquantia for the period from the date of acquisition to the Company’s third quarter ended November 2, 2019. See “Note 4 - Business Combinations” for more information.

Subsequent to quarter end, on November 5, 2019, the Company acquired Avera Semiconductor (“Avera”), the Application Specific Integrated Circuit (“ASIC”) business of GlobalFoundries (“GlobalFoundries”) for $597.5 million in cash at closing. An additional $90 million in cash will be paid if certain conditions are satisfied within the next 15 months. Avera is a leading provider of Application Specific Integrated Circuit (ASIC) semiconductor solutions. The Company acquired Avera to expand its ASIC Design capabilities. The merger consideration was funded with new debt financing. See Note 8, “Debt” for additional information. The Company is evaluating the acquisition accounting.

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

In November 2018, the FASB issued an accounting standards update that clarifies when transactions between participants in a collaborative arrangement are within the scope of the new revenue recognition standard that the Company adopted at the beginning of fiscal 2019. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The guidance is applied retrospectively as of the date of initial application of the revenue recognition standard. In addition, entities may elect to apply the guidance to all collaborative arrangements or only to collaborative arrangements that are not completed as of the date of initial application of the aforementioned revenue recognition standard. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Lease expense and supplemental cash flow information are as follows (in thousands):

	Three Months Ended November 2, 2019	Nine Months Ended November 2, 2019
Operating lease expenses	$14,344	$38,713
Cash paid for amounts included in the measurement of operating lease liabilities	$8,604	$23,891
Right-of-use assets obtained in exchange for lease obligation	$12,033	$23,277

Supplemental balance sheet information related to leases are as follows (in thousands):

	Classification on the Condensed Consolidated Balance Sheet	November 2, 2019
Right-of-use assets	Other non-current assets	$113,606

Current portion of lease liabilities	Accrued liabilities	28,332
Non-current portion of lease liabilities	Other non-current liabilities	118,233
Total lease liabilities		$146,565

The aggregate future lease payments for operating leases as of November 2, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases
Remainder of 2020	$8,657
2021	34,071
2022	32,545
2023	25,688
2024	17,064
Thereafter	45,593
Total lease payments	163,618
Less: imputed interest	17,053
Present value of lease liabilities	$146,565

As previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2019 and under the previous lease accounting standard, the aggregate future non-cancelable minimum rental payments on our operating leases, as of February 2, 2019, are as follows (in thousands):

Fiscal Year	Operating Leases
2020	$43,286
2021	29,866
2022	26,612
2023	21,272
2024	13,690
Thereafter	40,100
Total	$174,826

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Average lease terms and discount rates were as follows:

Nine Months Ended November 2, 2019
Weighted-average remaining lease term (years)	5.73
Weighted-average discount rate	3.85%

Note 4. Business Combinations
Aquantia Corp.
On September 19, 2019, the Company completed the acquisition of Aquantia. Aquantia is a manufacturer of high speed transceivers which includes copper and optical physical layer products. In accordance with the terms of the Agreement and Plan of Merger dated May 6, 2019, by and among the Company and Aquantia (the “Aquantia merger agreement”), the Company acquired all outstanding shares of common stock of Aquantia (the “Aquantia shares”) for $13.25 per share in cash. The merger consideration was funded with a combination of cash on hand and funds from the Company's revolving line of credit (“Revolving Credit Facility”). See “Note 8 - Debt” for additional information.
The following table summarizes the total merger consideration (in thousands):

Cash consideration to Aquantia common stockholders	$479,547
Cash consideration - director, employee & consultant grant accelerations and payout for employee stock purchase plan	7,122
Stock consideration for replacement equity awards attributable to pre-combination service	15,520
Total merger consideration	$502,189

 The merger consideration allocation set forth herein is preliminary and may be revised with adjustment to goodwill as additional information becomes available during the measurement period of up to 12 months from the closing date of the acquisition to finalize such preliminary estimates. Any such revisions or changes may be material.

In accordance with US GAAP requirements for business combinations, the Company allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. The Company’s valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Acquisition-related costs are expensed in the periods in which such costs are incurred. See  “Note 7 - Goodwill and Acquired Intangible Assets, Net” for additional information.

The purchase price allocation is as follows (in thousands):

Cash and short term investments	$27,914
Inventory	33,900
Acquired intangible assets	193,000
Goodwill	226,594
Other non-current assets	35,123
Accrued liabilities	(20,813)
Other, net	6,471
Total merger consideration	$502,189

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

During the three and nine months ended November 2, 2019, the Company incurred $3.8 million and $5.1 million, respectively, in acquisition related costs which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations.
Unaudited Supplemental Pro Forma Information
The unaudited supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believes are reasonable under the circumstances.
The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Aquantia had been acquired as of the beginning of fiscal year 2019. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2019, nonrecurring pro forma adjustments directly attributable to the Aquantia acquisition included (i) the purchase accounting effect of inventories acquired of $18.3 million (ii) transaction costs of $12.7 million, and (iii) share-based compensation expense of $3.5 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Aquantia acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Nine Months Ended
	November 2, 2019	November 3, 2018
Pro forma net revenue	$2,016,380	$2,212,684
Pro forma net income (loss)	$(245,413)	$17,143

Cavium Inc
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$180,989
Accounts receivable	112,270
Inventories	330,778
Prepaid expense and other current assets	19,890
Assets held for sale	483
Property and equipment	115,428
Acquired intangible assets	2,744,000
Other non-current assets	89,139
Goodwill	3,498,196
Accounts payable	(52,383)
Accrued liabilities	(126,007)
Accrued employee compensation	(34,813)
Deferred income	(2,466)
Current portion of long-term debt	(6,123)
Liabilities held for sale	(3,032)
Long-term debt	(600,005)
Non-current income taxes payable	(8,454)
Deferred tax liabilities	(79,995)
Other non-current liabilities	(16,099)
Total merger consideration	$6,161,796

The Company incurred total acquisition related costs of $53.7 million. The Company also incurred $22.8 million of debt financing costs. As of November 2, 2019, $0.4 million associated with the Revolving Credit Facility was classified in prepaid expenses and other current assets, $1.0 million associated with the Revolving Credit Facility was classified in other non-current assets, and $7.5 million associated with the term loan and senior notes was classified in long-term debt in the condensed consolidated balance sheet. See “Note 8 - Debt” for additional information. Additionally, the Company incurred $2.9 million of equity issuance costs, which were recorded in additional paid-in capital in the unaudited condensed consolidated balance sheet.
Unaudited Supplemental Pro Forma Information
The unaudited supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions the Company believes are reasonable under the circumstances.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The unaudited supplemental pro forma financial information for the period presented is as follows (in thousands):

Nine Months Ended
November 3, 2018
Pro forma net revenue	$2,463,924
Pro forma net income	$71,994

Note 5. Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	November 2, 2019	February 2, 2019
Inventories:
Work-in-process	$231,636	$162,384
Finished goods	76,663	113,621
Total inventories	$308,299	$276,005

	November 2, 2019	February 2, 2019
Property and equipment, net:
Machinery and equipment	$603,854	$615,329
Land, buildings, and leasehold improvements	309,732	287,047
Computer software	100,120	105,539
Furniture and fixtures	24,829	23,924
	1,038,535	1,031,839
Less: Accumulated depreciation and amortization	(722,321)	(712,861)
Total property and equipment, net	$316,214	$318,978

Current accrued liabilities are comprised of the following at November 2, 2019 and February 2, 2019, respectively:

	November 2, 2019	February 2, 2019
Accrued liabilities:
Contract liabilities (A)	$117,033	$142,378
Technology license obligations	57,252	48,018
Lease liabilities	28,332	—
Accrued income tax payable	9,247	47,079
Other	93,963	98,034
Total accrued liabilities	$305,827	$335,509
(A) Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. See Note 11, “Revenue” for additional information.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by components are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 2, 2019	$—
Other comprehensive income (loss) before reclassifications	—
Amounts reclassified from accumulated other comprehensive income (loss)	37
Net current-period other comprehensive income, net of tax	37
Balance at November 2, 2019	$37

Unrealized Gain (Loss) on Marketable Securities (1)
Balance at February 3, 2018	$(2,322)
Other comprehensive income (loss) before reclassifications	(733)
Amounts reclassified from accumulated other comprehensive income (loss)	3,055
Net current-period other comprehensive income, net of tax	2,322
Balance at November 3, 2018	$—

(1) The amounts of gains (losses) associated with the Company's marketable securities reclassified from accumulated other comprehensive income (loss) are recorded in interest and other income, net.

Share Repurchase Program
On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of November 2, 2019, there was $890 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.
The Company repurchased 3.0 million of its common shares for $64.3 million during the nine months ended November 2, 2019. The Company repurchased 2.9 million of its common shares for $54.0 million during the nine months ended November 3, 2018. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at November 2, 2019
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$9,462	$—	$—	$9,462
Time deposits	—	69,500	—	69,500
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	37	—	37
Other non-current assets:
Severance pay fund	—	665	—	665
Total assets	$9,462	$70,202	$—	$79,664

	Fair Value Measurements at February 2, 2019
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$16,829	$—	$—	$16,829
Time deposits	—	73,935	—	73,935
Other non-current assets:
Severance pay fund	—	727	—	727
Total assets	$16,829	$74,662	$—	$91,491

Fair Value of Debt

The Company classified the Term Loan, Revolving Credit Facility, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of both the Term Loan and the Revolving Credit Facility approximate their fair value as both were carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.1 billion at November 2, 2019 and February 2, 2019, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Goodwill and Acquired Intangible Assets, Net
Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. In connection with the May 2019 announcement for the divestiture of the Wi-Fi business, the Company reclassified $557.8 million of goodwill to assets held for sale. See “Note 1 - Basis of Presentation” for discussion of the Wi-Fi divestiture. In connection with the Aquantia acquisition on September 19, 2019, the Company recorded goodwill of $226.6 million. See “Note 4 - Business Combinations” for discussion on the Aquantia acquisition.
Acquired Intangible Assets, Net

During the third quarter ended November 2, 2019, the Company acquired $193.0 million of intangible assets associated with the Aquantia acquisition. The valuation of these identifiable intangible assets and their estimated useful lives are as follows (in thousands, except for useful life):

	Preliminary Estimated Asset Fair Value	Weighted Average Useful Life (Years)
Developed technology	$141,000	4 to 7
Customer contracts and related relationships	38,000	6
IPR&D	14,000	n/a
	$193,000

As of November 2, 2019 and February 2, 2019, net carrying amounts of the Company's consolidated intangible assets are as follows (in thousands, except for weighted average remaining amortization period):

	November 2, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$2,299,000	$(327,352)	$1,971,648	6.79
Customer contracts and related relationships	503,000	(102,086)	400,914	7.51
Trade names	23,000	(7,347)	15,653	3.18
Total acquired amortizable intangible assets	$2,825,000	$(436,785)	$2,388,215	6.88
IPR&D	112,000	—	112,000	n/a
Total acquired intangible assets	$2,937,000	$(436,785)	$2,500,215

	February 2, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Developed technologies	$1,743,000	$(134,167)	$1,608,833	7.10
Customer contracts and related relationships	465,000	(45,939)	419,061	8.42
Trade names	23,000	(3,212)	19,788	3.85
Total acquired amortizable intangible assets	$2,231,000	$(183,318)	$2,047,682	7.34
IPR&D	513,000	—	513,000	n/a
Total acquired intangible assets	$2,744,000	$(183,318)	$2,560,682

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 4 to 10 years. In the event the IPR&D is abandoned the related assets will be written off.
Amortization expense for acquired intangible assets for the three and nine months ended November 2, 2019 was $92.8 million and $253.5 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended November 3, 2018 was $78.7 million and $104.6 million respectively.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of November 2, 2019 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$96,878
2021	379,144
2022	370,588
2023	363,159
2024	341,445
Thereafter	837,001
$2,388,215

Note 8. Debt
In connection with the acquisition of Cavium (see “Note 4 - Business Combinations”), the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes. Upon completion of the offering of the senior unsecured notes in June 2018, the Company terminated an $850 million bridge loan commitment. This bridge loan commitment was provided by the underwriting bankers at the time the Merger Agreement was executed in November 2017 and was never drawn upon.
Term Loan and Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with certain lenders. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a Revolving Credit Facility and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility are intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. On September 17, 2019, the Company drew down $350.0 million on its Revolving Credit Facility to fund a portion of the cash consideration for the Aquantia acquisition. Following is further detail of the terms of the various debt agreements.
The Term Loan has a three year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted London Interbank Offered Rate (“LIBOR”) + 137.5 bps. The effective interest rate for the Term Loan was 4.042% as of November 2, 2019. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. The effective interest rate for the Revolving Credit Facility was 3.39% as of November 2, 2019. As of November 2, 2019, $150 million of the $500.0 million of the Revolving Credit Facility was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was 0.175% at November 2, 2019.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company currently carries debt that rely on the LIBOR as the benchmark rate. LIBOR is expected to be phased out as a benchmark rate by the end of 2021. The Company expects its debt to continue to use LIBOR until the rate is no longer available or a relevant governmental authority makes a public statement that LIBOR will no longer be available after a certain date. To the extent LIBOR ceases to exist, the Company will need to amend its credit agreements that utilize LIBOR as a factor in determining the interest rate. Currently, there is not a firm timeframe for this change. This update currently has no foreseeable impact on the Company's unaudited condensed consolidated financial statements; however, it may have an effect in the future.
The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant as of the end of any fiscal quarter. As of November 2, 2019, the Company was in compliance with all of its debt covenants.
Senior Unsecured Notes
On June 22, 2018, the Company completed a public offering of (i) $500.0 million aggregate principal amount of the Company's 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company's 4.875% Senior Notes due 2028 (the “2028 Notes” and, together with the 2023 Notes, the “Senior Notes”).
The 2023 Notes mature on June 22, 2023 and the 2028 Notes mature on June 22, 2028. The stated and effective interest rates for the 2023 Notes are 4.200% and 2.600%, respectively. The stated and effective interest rates for the 2028 Notes are 4.875% and 3.307%, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time prior to their maturity at the redemption prices set forth in Senior Notes. In addition, upon the occurrence of a change of control repurchase event (which involves the occurrence of both a change of control and a ratings event involving the Senior Notes being rated below investment grade), the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Senior Notes also contains certain limited covenants restricting the Company’s ability to incur certain liens, enter into certain sale and leaseback transactions and merge or consolidate with any other entity or convey, transfer or lease all or substantially all of the Company’s properties or assets to another person, which, in each case, are subject to certain qualifications and exceptions.

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at November 2, 2019 and February 2, 2019 (in thousands):

	November 2, 2019	February 2, 2019
Face Value Outstanding:
Term Loan	$700,000	$750,000
Revolving Credit Facility	350,000	—
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	$2,050,000	$1,750,000
Less: Unamortized debt discount and issuance cost	(13,559)	(17,301)
Net carrying amount of debt	$2,036,441	$1,732,699
Less: Current portion	—	—
Non-current portion	$2,036,441	$1,732,699

During the three and nine months ended November 2, 2019, the Company recognized $20.6 million and $59.8 million of interest expense in its condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan, Senior Notes, and Revolving Credit Facility, respectively.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

During the three and nine months ended November 3, 2018, the Company recognized $20.9 million and $29.8 million of interest expense in its condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.
As of November 2, 2019, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal year	Amount
Remainder of 2020	$—
2021	—
2022	700,000
2023	—
2024	850,000
Thereafter	500,000
Total	$2,050,000

Subsequent Events
Subsequent to quarter end, on November 4, 2019, the Company entered into a term credit agreement (“Term Credit Agreement”) with certain lenders. The Term Credit Agreement provides for borrowings of $600 million in the form of a bridge loan (“Bridge Loan”). The proceeds of the Bridge Loan were used to fund the purchase consideration for the Avera acquisition that closed on November 5, 2019. The Bridge Loan has a 90 day term which matures on February 3, 2020 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 90.0 bps. The Bridge Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty.

Note 9. Restructuring and Other Related Charges
The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. The Company recorded restructuring and other related charges of $14.8 million and $37.1 million for the three and nine months ended November 2, 2019, respectively. The Company expects to complete these restructuring actions by the end of fiscal 2020.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company recorded restructuring and other related charges of $27.0 million and $64.0 million for the three and nine months ended November 3, 2018, respectively.
The following table presents details related to the restructuring related charges as presented in the condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Severance and related costs	$6,874	$14,086	$15,501	$38,143
Facilities and related costs	1,400	2,190	2,956	13,247
Other exit-related costs	535	716	3,358	978
	8,809	16,992	21,815	52,368
Release of reserves:
Severance	(12)	—	(12)	(307)
Facilities and related costs	(141)	—	(873)	—
Other exit-related costs		—	(127)	—

Other restructuring charges
Fixed assets write off		9,888	633	11,881
Exchange rate adjustment	—	151	—	71
Right-of-use asset amortization and impairment	6,146	—	17,028	—
Release of facility lease liability		—	(1,394)	—
	$14,802	$27,031	$37,070	$64,013

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at February 2, 2019	$12,403	$26,904	$1,049	$40,356
Restructuring charges	15,501	2,956	3,358	21,815
Net cash payments	(24,760)	(2,479)	(3,264)	(30,503)
Release of reserves	(12)	(873)	(127)	(1,012)
Effect of adoption of new lease standard	—	(25,893)	—	(25,893)
Balance at November 2, 2019	3,132	615	1,016	4,763
Less: non-current portion	—	178	—	178
Current portion	$3,132	$437	$1,016	$4,585

Upon adoption of the new lease accounting standard (see Note 3 - “Leases”), certain restructuring liabilities were required to be recognized as a reduction of the ROU asset.
The remaining accrued severance and related costs and the other exit-related costs are expected to be paid in fiscal 2020. The remaining accrued facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2023.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 10. Commitments and Contingencies
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of November 2, 2019, these foundries had incurred approximately $104.4 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Contingencies and Legal Proceedings
The Company may from time to time be a party to claims, lawsuits, governmental inquiries, inspections or investigations and other legal proceedings (collectively, “Legal Matters”) arising in the course of its business. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

In 2015 the Securities and Exchange Commission (the “SEC”) and Department of Justice commenced an investigation regarding disclosures relating to certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by certain Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”). In the third quarter of fiscal 2020, the Company settled with the SEC without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order requiring the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a)(2) and 17(a)(3) of the Securities Act and Section 13(a) of the Exchange Act and Rules 13a-1, 13a-13, and 12b-20 thereunder. As part of the terms of the SEC settlement, the Company paid a total civil monetary penalty of $5.5 million.

The Company is currently unable to predict the final outcome of its pending Legal Matters and therefore cannot determine the likelihood of loss or estimate a range of possible loss, except with respect to amounts where it has determined a loss is both probable and estimable and has made an accrual. The Company evaluates, at least on a quarterly basis, developments in its Legal Matters that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The ultimate outcome of any Legal Matter involves judgments, estimates and inherent uncertainties. An unfavorable outcome in a Legal Matter, particularly in a patent dispute, could require the Company to pay damages or could prevent the Company from selling some of its products in certain jurisdictions. While the Company cannot predict with certainty the results of the Legal Matters in which it is currently involved, the Company does not expect that the ultimate costs to resolve these Legal Matters will individually or in the aggregate have a material adverse effect on its financial condition, however, there can be no assurance that the current or any future Legal Matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

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

Note 11. Revenue
The majority of the Company's revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2019	% of Total	November 3, 2018	% of Total	November 2, 2019	% of Total	November 3, 2018	% of Total
Net revenue by product group:
Networking (1)	$329,962	50%	$398,424	47%	$1,000,911	51%	$925,982	44%
Storage (2)	287,708	43%	406,822	48%	841,280	42%	1,059,655	50%
Other (3)	44,800	7%	45,805	5%	139,299	7%	135,355	6%
	$662,470		$851,051		$1,981,490		$2,120,992

1)
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

2)	Storage products are comprised primarily of HDD, SSD Controllers, Fibre Channel Adapters and Data Center Storage Solutions.

3)	Other products are comprised primarily of Printer Solutions, Application Processors and others.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2019	% of Total	November 3, 2018	% of Total	November 2, 2019	% of Total	November 3, 2018	% of Total
Net revenue based on destination of shipment:
China	$258,028	39%	$332,011	39%	$790,473	40%	$907,630	43%
United States	61,772	9%	94,742	11%	190,357	10%	142,694	7%
Philippines	51,710	8%	62,272	7%	174,484	9%	175,455	8%
Thailand	59,112	9%	44,439	5%	169,289	9%	126,439	6%
Malaysia	53,551	8%	105,857	12%	152,890	8%	293,778	14%
Other	178,297	27%	211,730	26%	503,997	24%	474,996	22%
	$662,470		$851,051		$1,981,490		$2,120,992

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	November 2, 2019	% of Total	November 3, 2018	% of Total	November 2, 2019	% of Total	August 4, 2018	% of Total
Net revenue by customer type:
Direct customers	$476,253	72%	$630,022	74%	$1,475,554	74%	$1,632,646	77%
Distributors	186,217	28%	221,029	26%	505,936	26%	488,346	23%
	$662,470		$851,051		$1,981,490		$2,120,992

Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of November 2, 2019, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients under U.S. GAAP, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2020 was $142.4 million. During the nine months ended November 2, 2019, contract liabilities increased by $496.1 million associated with variable consideration estimates, offset by $521.5 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the third quarter of fiscal year 2020 was $117.0 million. The amount of revenue recognized during the nine months ended November 2, 2019 that was included in the contract liabilities balance at February 2, 2019 was not material.
Sales Commissions
The Company has elected to apply the practical expedient under U.S. GAAP to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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
The income tax expense of $1.5 million for the three months ended November 2, 2019 included a tax benefit from a net reduction in unrecognized tax benefits of $1.1 million, offset by $1.5 million of expense related to other discrete items.

The income tax benefit of $1.7 million for the nine months ended November 2, 2019 included a tax benefit from a net reduction in unrecognized tax benefits of $13.7 million, offset by $9.9 million in tax due on amounts that were previously considered indefinitely reinvested.

The Company's gross unrecognized tax benefits were $161.5 million and $158.3 million on November 2, 2019 and February 2, 2019, respectively. The net increase to the Company's gross unrecognized tax benefits of $3.2 million is primarily the result of certain unrecognized tax benefits recorded in the Company's accounting for the acquisition of Aquantia. If the gross unrecognized tax benefits as of November 2, 2019 were realized in a subsequent period, the Company would record a tax benefit of $123.8 million within its provision of income taxes at such time. The amount of interest and penalties accrued as of November 2, 2019 and February 2, 2019 was $12.1 million and $15.1 million, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $10.6 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.0 million and $2.7 million, respectively for the three and nine months ended November 2, 2019, and $0.6 million and $1.7 million for the three and nine months ended November 3, 2018, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for both the three and nine months ended November 2, 2019 and November 3, 2018.

The Company’s principal source of liquidity as of November 2, 2019 consisted of approximately $438 million of cash, cash equivalents and short-term investments, of which approximately $388 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $168 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

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
The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator:
Net income (loss)	$(82,501)	$(53,767)	$(188,282)	$81,604
Denominator:
Weighted average shares — basic	668,178	657,519	667,184	569,031
Effect of dilutive securities:
Share-based awards	—	—	—	9,841
Weighted average shares — diluted	668,178	657,519	667,184	578,872
Net income per share:
Basic	$(0.12)	$(0.08)	$(0.28)	$0.14
Diluted	$(0.12)	$(0.08)	$(0.28)	$0.14

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
Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted average shares outstanding:
Share-based awards	13,000	25,048	13,380	6,915

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares are also excluded from the calculation of diluted earnings per share for the three and nine months ended November 2, 2019 and for the three months ended November 3, 2018 due to the net loss reported in those periods.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our ability to complete acquisitions and dispositions and successfully integrate acquired businesses with our business;

•	our ability to realize anticipated synergies in connection with acquired businesses;

•	the impact and costs associated with changes in international financial and regulatory conditions such as the addition of new trade tariffs or embargos;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of international conflict, trade relations between the U.S. and other countries, and continued economic volatility in either domestic or foreign markets;

•	our ability to define, design and develop products for the infrastructure and 5G market and market and sell those products to infrastructure customers;

•	the effects of any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures;

•	risks associated with acquisition and consolidation activity in the semiconductor industry;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our dependence upon the storage market, which is highly cyclical and intensely competitive;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	the impact of any changes in our application of the United States federal income tax laws and the loss of any beneficial treatment that we currently enjoy;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	the effects of transitioning to smaller geometry process technologies;

•	our dependence on a small number of customers;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	our ability to limit costs related to defective products;

•	our ability to realize expected benefits from restructuring activities;

•	our ability to recruit and retain experienced executive management as well as highly skilled engineering and sales and marketing personnel;

•	our ability to mitigate risks related to our information technology systems;

•	our ability to protect our intellectual property;

•	our ability to estimate customer demand and future sales accurately;

•	our reliance on third-party distributors and manufacturers' representatives to sell our products;

•	our maintenance of an effective system of internal controls;

•	severe financial hardship or bankruptcy of one or more of our major customers; and

•	the outcome of pending or future litigation and legal and regulatory proceedings.

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

In the third quarter of fiscal 2020, our net revenue decreased year over year by 22% from $851.1 million net revenue in the third quarter fiscal 2019 compared with $662.5 million in the third quarter of fiscal 2020. The decrease was primarily due to decreased sales of our storage products by 29%, networking product sales by 17% and other product sales by 2%. Our net revenue for the nine months ended November 2, 2019 decreased by $139.5 million compared to net revenue for the nine months ended November 3, 2018. The decrease was primarily due to decreased sales of our storage products by 21%. This decrease was partially offset by an increase in our networking product sales and other product sales, which increased by 8% and 3%, respectively with sales benefiting from our acquisition of Cavium.

We continue to expect our revenue in the current period to remain impacted by the U.S. Government’s export restrictions on certain Chinese customers.

On May 29, 2019, we announced our intent to sell our Wi-Fi connectivity business to NXP for $1.76 billion in cash. The divestiture encompasses our Wi-Fi and bluetooth technology portfolios and related assets. The business employs approximately 550 people worldwide and generated approximately $300 million in revenue in our fiscal 2019. This transaction is expected to close in the fourth quarter of fiscal 2020. As of November 2, 2019, we classified assets held for sale of $600.9 million, which consisted of $30.1 million of inventory, $7.3 million of property, plant and equipment, $557.8 million of goodwill and $5.6 million of right-of-use lease asset. In addition, we classified liabilities held for sale of $5.6 million associated with lease and other liabilities in the condensed consolidated balance sheet. The purchase price will be subject to working capital and other customary adjustments which will be determined at close.
On September 19, 2019, we completed the acquisition of Aquantia Corp. (“Aquantia”) for $502.2 million in cash. Aquantia is a manufacturer of high speed transceivers which includes copper and optical physical layer products. The consolidated financial statements include the operating results of Aquantia for the period from the date of acquisition to our third quarter ended November 2, 2019. See “Note 4 - Business Combinations” for more information. The acquisition of Aquantia complements our portfolio of copper and optical physical layer product offerings and extends our position in the Multi-Gig 2.5G/5G/10G Ethernet segments. In particular, Aquantia's multi-gig automotive PHYs, coupled with our industry-leading gigabit PHY and secure switch products, creates an advanced range of high-speed in-car networking solutions to enable automotive networking with speeds necessary to enable level 4 and 5 autonomous driving.

Subsequent to quarter end, on November 5, 2019, we acquired Avera Semiconductor (“Avera”), the Application Specific Integrated Circuit (“ASIC”) business of GlobalFoundries (“GlobalFoundries”) for $597.5 million in cash at closing. An additional $90 million in cash will be paid if certain conditions are satisfied within the next 15 months. Avera is a leading provider of Application Specific Integrated Circuit (ASIC) semiconductor solutions. We acquired Avera to expand our ASIC Design capabilities. The merger consideration was funded with new debt financing. See Note 8, “Debt” for additional information.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. During the three months ended November 2, 2019, we temporarily suspended our share repurchase program in anticipation of the funding of our acquisition of Aquantia. Therefore, there were no share repurchases during the three months ended November 2, 2019. Although share repurchases are temporarily suspended, as of November 2, 2019, there was $890 million remaining available for future share repurchases.

For the nine months ended November 2, 2019, we repurchased 3.0 million shares of our common stock for $64.3 million. As of November 2, 2019, a total of 295.4 million shares have been repurchased to date under our share repurchase programs for a total $3.9 billion in cash. We returned $183.8 million to stockholders in the nine months ended November 2, 2019, including our repurchases of common stock and $119.5 million of cash dividends.

Cash and Short Term Investments. Our cash, cash equivalents and short-term investments were $438.4 million at November 2, 2019, which was lower than our balance at our fiscal year ended February 2, 2019 of $582.4 million. The decrease in cash was primarily driven by the purchase consideration paid in connection with the Aquantia acquisition.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
End Customer:
Cisco Systems	*	*	10%	*
Toshiba	*	11%	*	12%
Western Digital	*	11%	*	13%
Seagate	*	*	*	11%
Distributor:
Wintech	13%	*	12%	*

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our major customers and distributors and believe the distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.
Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 83% and 82% of our net revenue in the three and nine months ended November 2, 2019, and approximately 82% and 88% of net revenue in the three and nine months ended November 3, 2018, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by shipments to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”
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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended November 2, 2019 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Results of Operations
The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.7	54.9	46.9	46.4
Gross profit	51.3	45.1	53.1	53.6
Operating expenses:
Research and development	40.4	31.1	40.4	31.0
Selling, general and administrative	18.0	13.2	17.3	15.0
Restructuring related charges	2.2	3.2	1.9	3.0
Total operating expenses	60.6	47.5	59.6	49.0
Operating income (loss)	(9.3)	(2.4)	(6.5)	4.6
Interest income	0.2	0.1	0.2	0.5
Interest expense	(3.2)	(2.6)	(3.2)	(1.8)
Other income (loss), net	0.1	(0.3)	(0.1)	(0.2)
Income (loss) before income taxes	(12.2)	(5.2)	(9.6)	3.1
Provision for income taxes	0.2	1.1	(0.1)	(0.8)
Income (loss), net of tax	(12.4)%	(6.3)%	(9.5)%	3.9%

Three and nine months ended November 2, 2019 and November 3, 2018

Net Revenue

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Net revenue	$662,470	$851,051	(22.2)%	$1,981,490	$2,120,992	(6.6)%

Our net revenue for the three months ended November 2, 2019 decreased by $188.6 million compared to net revenue for the three months ended November 3, 2018. This was primarily due to decreased sales of our storage, networking, and other products by 29%, 17% and 2% respectively, compared to the three months ended November 3, 2018. The decreased sales of our storage and networking products were primarily due to broad macroeconomic-related demand weakness. In addition, sales of our storage products were impacted by rebalancing of inventory levels in our customers' supply chains, softening demand in gaming and video surveillance applications and the ongoing shift from HDD's to SSD's in personal computers. The sales of our networking products were also impacted particularly by demand weakness from the enterprise end market. In addition, sales of our storage and networking products were impacted by the U.S. Government’s export restrictions on certain Chinese customers.

Our net revenue for the nine months ended November 2, 2019 decreased by $139.5 million compared to net revenue for the nine months ended November 3, 2018. This was primarily due to decreased sales of our storage products by 21%, compared to the nine months ended November 3, 2018. This decrease was partially offset by increased sales of our networking products and other products by 8% and 3%, respectively, with sales benefiting from our acquisition of Cavium. The decreased sales of our storage products were primarily due to broad macroeconomic-related demand weakness, rebalancing of inventory levels in our customers' supply chains, softening demand in gaming and video surveillance and the ongoing shift from HDD's to SSD's in personal computers. In addition, sales of our storage and networking products were impacted by the U.S. Government’s export restrictions on certain Chinese customers.

In the three months ended November 2, 2019, unit shipments were 11% lower and average selling prices decreased 10% compared to the three months ended November 3, 2018. In the nine months ended November 2, 2019, unit shipments were 19% lower and average selling prices increased 10% compared to the nine months ended November 3, 2018.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Cost of goods sold	$322,403	$467,464	(31.0)%	$929,293	$984,602	(5.6)%
% of net revenue	48.7%	54.9%		46.9%	46.4%
Gross profit	$340,067	$383,587	(11.3)%	$1,052,197	$1,136,390	(7.4)%
% of net revenue	51.3%	45.1%		53.1%	53.6%

Cost of goods sold as a percentage of net revenue was lower for the three months ended November 2, 2019 compared to the three months ended November 3, 2018, which primarily resulted from the fiscal 2019 amortization of inventory fair value adjustment associated with the Cavium acquisition, partially offset by increased costs from amortization of acquired intangible assets in fiscal 2020. As a result, gross margin for the three months ended November 2, 2019 increased 6.2 percentage points compared to the three months ended November 3, 2018.

Cost of goods sold as a percentage of net revenue was higher for the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018, driven by increased costs from amortization of acquired intangible assets in fiscal 2020, partially offset by the fiscal 2019 amortization of inventory fair value adjustment associated with the Cavium acquisition. As a result, gross margin for the nine months ended November 2, 2019 decreased 0.5 percentage points compared to the nine months ended November 3, 2018.

Research and Development

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Research and development	$267,781	$264,888	1.1%	$801,002	$657,907	21.8%
% of net revenue	40.4%	31.1%		40.4%	31.0%
Research and development expenses increased by $2.9 million in the three months ended November 2, 2019 compared to the three months ended November 3, 2018. The increase was primarily due to $13.5 million of higher employee personnel-related costs primarily due to additional costs from our acquisition of Aquantia, and $3.6 million of higher engineering design costs partially offset by increased non-recurring engineering credits of $13.6 million recognized in the current period.
Research and development expenses increased by $143.1 million in the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018. The increase was primarily due to additional costs associated with our acquisition of Cavium and Aquantia, including $146.8 million of higher employee personnel-related costs.
Selling, general and administrative

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Selling, general and administrative	$118,993	$112,178	6.1%	$342,988	$318,192	7.8%
% of net revenue	18.0%	13.2%		17.3%	15.0%

Selling, general and administrative expenses increased by $6.8 million in the three months ended November 2, 2019 compared to the three months ended November 3, 2018. The increase was primarily due to additional costs associated with our acquisition of Aquantia, including $7.4 million of increased integration costs, $5.9 million higher employee personnel-related costs, partially offset by $4.1 million lower facilities costs related to Cavium restructured facilities in fiscal 2019, $1.4 million lower sales commission costs and $1.0 million lower patent legal costs.
Selling, general and administrative expenses increased by $24.8 million in the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018. The increase was primarily due to additional costs associated with our acquisition of Cavium and Aquantia, including $32.2 million of higher intangibles amortization expense, $4.9 million of higher depreciation and amortization expense and a $5.5 million SEC settlement as discussed in “Note 10. Commitments and Contingencies,” partially offset by lower integration costs of $19.2 million as the Cavium acquisition.
Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Restructuring related charges	$14,802	$27,031	(45.2)%	$37,070	$64,013	(42.1)%
% of net revenue	2.2%	3.2%		1.9%	3.0%

We recognized $14.8 million and $37.1 million of total restructuring related charges in the three and nine months ended November 2, 2019 as we continue to evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 9 - Restructuring and Other Related Charges” for further information.
Interest Income

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Interest income	$1,092	$1,046	4.4%	$3,437	$10,690	(67.8)%
% of net revenue	0.2%	0.1%		0.2%	0.5%
Interest income was relatively flat in the three months ended November 2, 2019 compared to the three months ended November 3, 2018.
Interest income decreased by 7.3 million in the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018. The decrease was primarily due to the sale of investments in fiscal 2019.
Interest Expense

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Interest expense	$(21,241)	$(22,370)	(5.0)%	$(62,975)	$(38,409)	64.0%
% of net revenue	(3.2)%	(2.6)%		(3.2)%	(1.8)%
Interest expense decreased by $1.1 million in the three months ended November 2, 2019 compared to the three months ended November 3, 2018. The decrease was primarily due to lower outstanding term loan balances.
Interest expense increased by $24.6 million in the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018. The increase was primarily due to interest expense incurred for a full nine months in fiscal 2020 resulting from the issuance of our 2023 Notes, 2028 Notes and amounts borrowed under our credit agreement.

Other Income (Loss), Net

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Other income (loss), net	$689	$(2,628)	(126.2)%	$(1,624)	$(3,858)	(57.9)%
% of net revenue	0.1%	(0.3)%		(0.1)%	(0.2)%
Other income (loss), net, changed by $3.3 million in the three months ended November 2, 2019 compared to the three months ended November 3, 2018. The change was primarily due to the receipt of proceeds in the current period from the sale of a business in fiscal 2019 compared with a loss from the sale of a business in the prior period.
Other income (loss), net, changed by $2.2 million in the nine months ended November 3, 2018 compared to the nine months ended November 3, 2018. The change was primarily due to the realized loss on the sale of investments and the sale of a business in fiscal 2019, which was partially offset by foreign currency gain related to the revaluation of foreign currency denominated tax liabilities in the prior period and the receipt of proceeds in the current period from the sale of a business in fiscal 2019.
Provision (benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$1,532	$9,305	(83.5)%	$(1,743)	$(16,903)	(89.7)%

Our income tax expense for the three months ended November 2, 2019 was $1.5 million compared to a tax expense of $9.3 million for the three months ended November 3, 2018. Our income tax expense for the three months ended November 2, 2019 differs from the same period in the prior year primarily due to a reduction in our U.S. pre-tax losses in the period, combined with a decrease of uncertain tax benefits recorded in the three months ended November 3, 2018. The effective tax rate for the three months ended November 2, 2019 and November 3, 2018 differs from the statutory Federal rate of 21% primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our income tax benefit for the nine months ended November 2, 2019 was $1.7 million compared to a tax benefit of $16.9 million for the nine months ended November 3, 2018. Our income tax benefit for the nine months ended November 2, 2019 differs from the same period in the prior year primarily due to a reduction in our U.S. pre-tax losses in the period, combined with a decrease of uncertain tax benefits recorded in the nine months ended November 3, 2018. The effective tax rate for the nine months ended November 2, 2019 and November 3, 2018 differs from the statutory Federal rate of 21% primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. We are also evaluating realignment of our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. It is also possible that significant negative evidence may become available to reach a conclusion that a valuation allowance will be needed, and as such, we may recognize a valuation allowance in the next 12 months. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources
Our principal source of liquidity as of November 2, 2019 consisted of approximately $438 million of cash, cash equivalents and short-term investments, of which approximately $388 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.
In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility. On September 17, 2019, we drew down $350 million on the Revolving Credit Facility to fund a portion of the cash consideration for the Aquantia acquisition. Subsequent to quarter end, on November 4, 2019, we entered into a Term Credit Agreement with certain lenders which provides for borrowings of $600 million in the form of a Bridge Loan in order to fund the Avera acquisition. See “Note 8 - Debt” for additional information.
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

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of us and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law, market conditions and other factors that our board of directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. During the three months ended November 2, 2019, we temporarily suspended our share repurchase program in anticipation of the funding of our acquisition of Aquantia.
Cash Flows from Operating Activities
Net cash flow provided by operating activities for the nine months ended November 2, 2019 was $304.5 million. We had a net loss of $188.3 million adjusted for the following non-cash items: amortization of acquired intangible assets of $253.5 million, share-based compensation expense of $189.0 million, depreciation and amortization of $126.7 million, restructuring related non cash charges of $16.2 million, a non cash gain on deferred income tax of $7.9 million, amortization of deferred debt issuance costs and debt discounts of $4.0 million, amortization of inventory fair value adjustment associated with the Aquantia acquisition of $3.3 million and $4.6 million net loss from other non-cash items. Cash outflow from working capital of $96.8 million for the nine months ended November 2, 2019 was primarily driven by a decrease in accrued liabilities and other non-current liabilities, as well as an increase in inventory, partially offset by an increase in accounts payable. The decrease in accrued liabilities and other non-current liabilities was due to a decrease in accrued rebates, ship and debit reserve and income tax payable, as well as a decrease due to severance payments. The increase in inventory was primarily due to slower inventory turns and inventory acquired from Aquantia. The increase in accounts payable was mainly due to timing of payments.

Net cash flow provided by operating activities for the nine months ended November 3, 2018 was $490.1 million. We had net income of $81.6 million, adjusted for the following non-cash items: depreciation and amortization of $86.4 million, share-based compensation expense of $133.5 million, amortization of acquired intangible assets of $104.6 million, amortization of inventory fair value adjustment associated with the acquisition of Cavium of $125.8 million, amortization of deferred debt issuance costs and debt discounts of $9.3 million, a non cash gain on deferred income tax of $27.7 million, restructuring related impairment charges of $11.9 million and $5.4 million net loss from other non-cash items. Cash outflow from working capital of $40.6 million for the nine months ended November 3, 2018 was primarily driven by an increase in accounts receivable and a decrease in accrued compensation, partially offset by an increase in accrued liabilities. The increase in accounts receivable was driven primarily by an increase in sales. The decrease in accrued compensation was mainly driven by a decrease in our bonus accrual due to our annual bonus payout during the nine months ended November 3, 2018. The increase in accrued liabilities is primarily due to an increase in interest accrual related to debt, an increase in restructuring liabilities, as well as an increase in revenue related liabilities.
Cash Flows from Investing Activities
For the nine months ended November 2, 2019, net cash used in investing activities of $525.4 million was primarily driven by net cash paid to acquire Aquantia of $477.6 million, purchases of property and equipment of $62.9 million, and purchases of technology licenses of $1.9 million, partially offset by proceeds from sale of available-for-sale securities acquired from Aquantia of $18.8 million.

Net cash flow used in investing activities was $1.8 billion for the nine months ended November 3, 2018, primarily driven by net cash paid to acquire Cavium of $2.6 billion, partially offset by proceeds for sales and maturities of available-for-sale securities and time deposits of $986.9 million.
Cash Flows from Financing Activities
For the nine months ended November 2, 2019, net cash used in financing activities of $76.9 million was primarily attributable to $119.5 million for payment of our quarterly dividends, $80.9 million tax withholding payments on behalf of employees for net share settlements, $64.3 million for repurchases of our common stock, $57.2 million payments for technology license obligations and $50.0 million repayment of debt principal. These outflows were partially offset by $350.0 million proceeds from issuance of debt and $103.1 million proceeds from employee stock plans.

For the nine months ended November 3, 2018, net cash provided by financing activities of $1.0 billion was primarily attributable to $1.9 billion proceeds from issuance of debt and $60.8 million proceeds from employee stock plans, partially offset by $681.1 million repayment of debt,$108.6 million for payment of our quarterly dividends, $52.5 million payment for technology license obligation and $54.0 million for repurchase of our common stock.
Contractual Obligations and Commitments
We presented our contractual obligations at February 2, 2019 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three and nine months ended November 2, 2019, other than the draw down of the Revolving Credit Facility described at “Note 8 - Debt”.
Subsequent to quarter end, on November 4, 2019, we entered into a Term Credit Agreement with certain lenders which provides for borrowings of $600 million in the form of a Bridge Loan. See “Note 8 - Debt” for further information.

Indemnification Obligations
See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt following our acquisition of Cavium, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan and Revolving Credit Facility. See “Note 8 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $10.9 million.

We currently carry debt that relies on the LIBOR as the benchmark rate. LIBOR is expected to be phased out as a benchmark rate by the end of 2021. We expect our debt to continue to use LIBOR until the rate is no longer available or a relevant governmental authority makes a public statement that LIBOR will no longer be available after a certain date. To the extent LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate. Currently, there is not a firm timeframe for this change. This update currently has no foreseeable impact on our unaudited condensed consolidated financial statements; however, it may have an effect in the future.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash in highly liquid and highly rated debt instruments of the U.S. government and its agencies, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no investments on hand at November 2, 2019, aside from cash and cash equivalents.
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

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of November 2, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	our ability to realize anticipated synergies in connection with our acquisitions and our loss of synergies in connection with our divestitures;

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

•
any current and future litigation and regulatory investigations that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

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

•
impact of a significant natural disaster, including earthquakes, fires, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;

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

Any current or potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities.

On May 6, 2019, we entered into a definitive merger agreement to acquire all outstanding shares of Aquantia Corp. common stock for $13.25 per share in cash. On September 19, 2019, we completed the acquisition of Aquantia.

On May 20, 2019, we entered into a definitive agreement to purchase Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GlobalFoundries (“Avera”). On November 5, 2019, we completed the acquisition, paying $597.5 million at closing. An additional $90 million in cash will be payable if certain business conditions are satisfied by the third quarter of our fiscal 2021.

In addition, we have entered into an asset purchase agreement with NXP USA, Inc. dated May 29, 2019 pursuant to which we agreed to sell to NXP certain assets related to our wireless business for $1.76 billion in cash at closing, subject to working capital and other customary adjustments that will be determined at close.

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

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions may fail to be completed due to factors such as:

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

Our acquisitions of Aquantia and Avera involve a number of risks, including, among others, those associated with our use of a significant portion of our cash or our taking on significant indebtedness and other financial risks and integration risks.

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium (the “Cavium acquisition”). We also used cash and indebtedness to finance our acquisition of Aquantia and indebtedness to finance our acquisition of Avera (collectively, the “Acquisitions”). Our use of cash in the Acquisitions reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions.

The benefits we expect to realize from our Acquisitions will depend, in part, on our ability to integrate the businesses successfully and efficiently. See also the Risk Factor entitled “Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.” If we are unable to successfully integrate the businesses in connection with our Acquisitions with that of the Company, the combined company’s business, results of operations, financial condition or cash flows could be harmed. The challenges in integrating the operations of the companies include, among others:

•	difficulties in fully achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses;

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	difficulties in the integration of operations and systems;

•	difficulties in maintaining the Company's culture and in the assimilation or retention of employees;

•	difficulties in the integration of new business models;

•	difficulties in absorbing the costs of new businesses that require additional regulatory compliance; and

•	difficulties in managing the expanded operations of a significantly larger and more complex company.

Any of the above could harm the combined company and thus decrease the benefits we expect to receive from the acquisitions.
Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business.
Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of new tariffs, have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, the recent US government export restrictions on a number of Chinese customers, such as Huawei Technologies Co. Ltd., and others have dampened demand for our products, adding to the already challenging macroeconomic environment. This export restriction was effective during our second and third quarters of fiscal year 2020, limiting revenue from these customers. In addition, there may be indirect impacts to our business which we cannot easily quantify such as the fact that some of our other customers' products which use our solutions, such as hard disk drives, may also be impacted by this export restriction. If this export restriction is sustained for a long period of time, or if other export restrictions were to be imposed as a result of current trade tensions such as restrictions on trade with other countries, it could have an adverse impact on our revenues and results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The U.S. presidential administration has indicated a focus on policy reforms that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, "Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business."
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
We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 18% and 25% of our net revenue for the three months ended November 2, 2019 and November 3, 2018, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.
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
We have been, and may continue to be, dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot ensure that the foundries we use will be able to effectively manage any future transitions. If we or any of our foundry subcontractors experience significant delays in a future transition or fail to efficiently implement a transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.
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
Changes in existing taxation benefits, rules or practices may also have a significant effect on our reported results. Both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. For example, the Tax Cuts and Jobs Act (“2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Please see “Provision for Income Taxes” set forth in Part II, Item 7 of our Annual Report on Form 10-K filed on March 28, 2019 for more information on the impact of the 2017 Tax Act on the Company.
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
Under Bermuda law, our articles of association and bye-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current and future investigations and litigation. For example, we have incurred significant indemnification expenses in connection with the Audit Committee's independent investigation completed in March 2016 and related shareholder litigation and government investigations. In connection with some of these matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so with respect to these matters. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits is intense, both in the Silicon Valley where our U.S. operations are based and in global markets in which we operate. Our inability to attract and retain qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. Our ability to attract and retain qualified personnel also depends on how well we maintain a strong workplace culture that is attractive to employees. Changes to United States immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts.

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

Beginning in fiscal 2017, we made several changes made to our senior leadership team, including to our Chief Executive Officer, Chief Financial Officer, and Chief Operations Officer, among others. In May 2019, our Chief Technology Officer retired from the Company. Our EVP Worldwide Sales and Marketing has announced his intention to leave the Company at the end of calendar 2019 and in his place we have a new Senior Vice President of Worldwide Sales. The effectiveness of the new leaders in these roles, impact on employee morale, and any further transition as a result of these changes, could have a significant impact on our results of operations.
Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On November 4, 2019, in connection with our acquisition of Avera, we incurred substantial indebtedness pursuant to the Bridge Credit Agreement. The Bridge Credit Agreement provides for a term loan of $600.0 million. The term loan will mature on February 3, 2020. As of November 4, 2019, the outstanding principal balance of the Bridge Loan amounted to $600.0 million.
On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of November 2, 2019, the outstanding principal balance of the Term Loan amounted to $700.0 million.

In addition to the loans under the credit agreements, on June 22, 2018, we completed a public offering of (i) $500.0 million aggregate principal amount of the Company’s 4.200% Senior Notes due 2023 (the “2023 Notes”) and (ii) $500.0 million aggregate principal amount of the Company’s 4.875% Senior Notes due 2028 (the “2028 Notes” and, together with the 2023 Notes, the “Senior Notes”). We are obligated to pay interest on the Senior Notes on June 22 and December 22 of each year, beginning on December 22, 2018. The 2023 Notes will mature on June 22, 2023 and the 2028 Notes will mature on June 22, 2028.
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
Although the credit agreements contain restriction on the incurrence of additional indebtedness and the indenture under which the Senior Notes were issued contains restrictions on creating liens and entering into certain sale-leaseback transactions, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness, liens or sale-leaseback transactions incurred in compliance with these restrictions could be substantial.
The credit agreements and the Senior Notes contain customary events of default upon the occurrence of which, after any applicable grace period, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our financial condition and results of operations.

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
The Credit Agreements and the indenture under which the Senior Notes were issued impose restrictions on our business.
The credit agreements and the indenture for the Senior Notes each contains a number of covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions, among other things, restrict our ability and our subsidiaries’ ability to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, pay dividends, transfer or sell assets and make restricted payments. These restrictions are subject to a number of limitations and exceptions set forth in the credit agreements and the indenture for the Senior Notes. Our ability to meet the liquidity covenant or the leverage ratio set forth in the credit agreements may be affected by events beyond our control.
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our credit agreements or to the Senior Notes if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
We may be unable to generate the cash flow to service our debt obligations.
We may not be able to generate sufficient cash flow to enable us to service our indebtedness, including the Senior Notes, or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy our debt obligations, refinance our debt obligations and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt (including the Senior Notes) or obtain additional financing. For example, while we expect to close the transaction with NXP in the fourth quarter of our fiscal 2020, if we do not close our sale of assets to NXP, we may not be able to generate sufficient cash flow to pay off our Bridge Loan under the current terms of the loan. We cannot assure you that we will be able to refinance our debt, including our Bridge Loan, sell assets or borrow more money on terms acceptable to us, if at all. If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.
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
We have implemented processes for systems under our control intended to mitigate risks; however, we can provide no guarantee that those risk mitigation measures will be effective. While we have been successful in defending against cyber-attacks and breaches, given the frequency of cyber-attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more breaches of some extent in the future. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, or we may miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
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
A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 83% and 82% of our net revenue in the three months ended November 2, 2019 and November 3, 2018, respectively.
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

•	difficulties in staffing and managing foreign operations;

•	natural disasters, including earthquakes, fires, tsunamis and floods;

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

In connection with some of our acquisitions, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) where we have agreed to implement certain cyber security, physical security and training measures and supply agreements to protect national security. A portion of the business we acquired in the Avera acquisition requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we are organized in Bermuda, we have entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the Avera business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected.

Primarily as a result of our acquisition of Avera, we are now a party to certain contracts with the U.S. government. Our contracts with government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.

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
We had approximately $5.2 billion of goodwill on our consolidated balance sheet as of November 2, 2019, as well as $0.6 billion of goodwill that was reclassified to assets held for sale in connection with the May 2019 announcement for the divestiture of the Wi-Fi business. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
We have determined that our business operates as a single operating segment with two primary components (Storage and Networking), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we could have an impairment of goodwill in one or more of such future reporting units.
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
In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $809 million of shares have been repurchased under that program as of November 2, 2019. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. Although share repurchases were temporarily suspended during the three months ended November 2, 2019 in anticipation of the funding our acquisition of Aquantia, as of November 2, 2019, there was $890 million remaining available for future share repurchases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended November 2, 2019.
Issuer Purchases of Equity Securities
During the three months ended November 2, 2019, we temporarily suspended our share repurchase program in anticipation of the funding of our acquisition of Aquantia. Therefore, there were no share repurchases during the three months ended November 2, 2019. Although share repurchases are temporarily suspended, we have $890.0 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)				Filed herewith
10.2#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)				Filed herewith
10.3#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)				Filed herewith
10.4#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)				Filed herewith
10.5#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)				Filed herewith
10.6#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements				Filed herewith
10.7#	Form of Stock Unit Agreement and Notice of Grant under the Amended and Restated 1995 Stock Option Plan (as amended November 2019)				Filed herewith
10.8#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description, effective June 15, 2016				Filed herewith
10.9#	Offer letter for Dean Jarnac and promotion summary of terms				Filed herewith
10.10	Bridge Credit Agreement dated as of November 4, 2019, among Marvell Technology Group Ltd., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC and Citibank, N.A., as Joint Lead Arrangers and Joint Bookrunners	8-k	000-30877	10.1	11/5/2019
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

MARVELL TECHNOLOGY GROUP LTD.

Date: December 4, 2019	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)