Form 10-Q
period 2020-05-02
MARVELL TECHNOLOGY GROUP LTD
filed 2020-05-29
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of May 22, 2020 was 665.3 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 2, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$667,548	$647,604
Accounts receivable, net	468,760	492,346
Inventories	270,374	322,980
Prepaid expenses and other current assets	72,282	74,567
Total current assets	1,478,964	1,537,497
Property and equipment, net	348,066	357,092
Goodwill	5,337,405	5,337,405
Acquired intangible assets, net	2,651,678	2,764,600
Deferred tax assets	639,470	639,791
Other non-current assets	525,946	496,850
Total assets	$10,981,529	$11,133,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,711	$213,747
Accrued liabilities	380,653	346,639
Accrued employee compensation	124,277	149,780
Total current liabilities	690,641	710,166
Long-term debt	1,439,852	1,439,024
Deferred tax liabilities	33,284	31,233
Other non-current liabilities	282,130	274,232
Total liabilities	2,445,907	2,454,655
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,330	1,328
Additional paid-in capital	6,144,907	6,135,939
Accumulated other comprehensive income	868	—
Retained earnings	2,388,517	2,541,313
Total shareholders’ equity	8,535,622	8,678,580
Total liabilities and shareholders’ equity	$10,981,529	$11,133,235
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net revenue	$693,641	$662,452
Cost of goods sold	366,739	301,024
Gross profit	326,902	361,428
Operating expenses:
Research and development	279,584	266,867
Selling, general and administrative	122,027	110,005
Restructuring related charges	21,287	5,682
Total operating expenses	422,898	382,554
Operating loss	(95,996)	(21,126)
Interest income	1,058	1,268
Interest expense	(16,830)	(21,203)
Other income (loss), net	3,754	(116)
Interest and other income (loss), net	(12,018)	(20,051)
Loss before income taxes	(108,014)	(41,177)
Provision for income taxes	5,019	7,273
Net loss	$(113,033)	$(48,450)

Net loss per share - Basic	$(0.17)	$(0.07)

Net loss per share - Diluted	$(0.17)	$(0.07)

Weighted-average shares:
Basic	663,547	658,963
Diluted	663,547	658,963
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net loss	$(113,033)	$(48,450)
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on cash flow hedges	868	—
Other comprehensive income, net of tax	868	—
Comprehensive loss, net of tax	$(112,165)	$(48,450)
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income
	Shares	Amount			Retained Earnings	Total
Balance at February 1, 2020	663,481	$1,328	$6,135,939	$—	$2,541,313	$8,678,580
Issuance of common shares in connection with equity incentive plans	2,993	5	5,466	—	—	5,471
Tax withholdings related to net share settlement of restricted stock units	—	—	(31,498)	—	—	(31,498)
Share-based compensation	—	—	60,199	—	—	60,199
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,763)	(39,763)
Net loss	—	—	—	—	(113,033)	(113,033)
Other comprehensive income	—	—	—	868	—	868
Balance at May 2, 2020	665,223	$1,330	$6,144,907	$868	$2,388,517	$8,535,622

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income
	Shares	Amount			Retained Earnings	Total
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$—	$1,116,495	$7,306,410
Issuance of common shares in connection with equity incentive plans	5,120	11	30,985	—	—	30,996
Tax withholdings related to net share settlement of restricted stock units	—	—	(28,756)	—	—	(28,756)
Share-based compensation	—	—	59,422	—	—	59,422
Repurchase of common stock	(2,359)	(5)	(50,018)	—	—	(50,023)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,467)	(39,467)
Net loss	—	—	—	—	(48,450)	(48,450)
Balance at May 4, 2019	661,275	$1,323	$6,200,231	$—	$1,028,578	$7,230,132

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net loss	$(113,033)	$(48,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,483	38,654
Share-based compensation	59,687	58,598
Amortization of acquired intangible assets	112,922	79,740
Amortization of inventory fair value adjustment associated with acquisitions	17,284	—
Other expense, net	11,451	12,577
Deferred income taxes	2,372	4,356
Changes in assets and liabilities:
Accounts receivable	23,586	22,775
Inventories	35,834	15,848
Prepaid expenses and other assets	(6,694)	8,004
Accounts payable	(3,557)	(1,873)
Accrued liabilities and other non-current liabilities	10,796	(30,929)
Accrued employee compensation	(25,503)	6,516
Net cash provided by operating activities	175,628	165,816
Cash flows from investing activities:
Purchases of technology licenses	(3,684)	(1,484)
Purchases of property and equipment	(35,343)	(19,183)
Other, net	665	(342)
Net cash used in investing activities	(38,362)	(21,009)
Cash flows from financing activities:
Repurchases of common stock	(25,202)	(48,022)
Proceeds from employee stock plans	5,458	31,084
Tax withholding paid on behalf of employees for net share settlement	(31,501)	(28,758)
Dividend payments to shareholders	(39,763)	(39,467)
Payments on technology license obligations	(23,807)	(15,268)
Principal payments of debt	—	(50,000)
Other, net	(2,507)	(4,893)
Net cash used in financing activities	(117,322)	(155,324)
Net increase (decrease) in cash and cash equivalents	19,944	(10,517)
Cash and cash equivalents at beginning of period	647,604	582,410
Cash and cash equivalents at end of period	$667,548	$571,893
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three months ended May 2, 2020, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2020 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2020 had a 52-week year. Fiscal 2021 is a 52-week year.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the probable initial recognition threshold and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The new standard was adopted by the Company on February 2, 2020 and did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a software hosting arrangement that is a service contract and costs to develop or obtain internal-use software. The new standard was adopted by the Company on February 2, 2020 on a prospective basis and did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued an accounting standards update that modifies the disclosure requirements on fair value measurements. The new guidance adds, modifies and removes certain fair value measurement disclosure requirements. The new standard was adopted by the Company on February 2, 2020 and did not have a material effect on the Company's consolidated financial statements.

In November 2018, the FASB issued an accounting standards update that clarifies when transactions between participants in a collaborative arrangement are within the scope of the new revenue recognition standard that the Company adopted at the beginning of fiscal 2019. The new standard was adopted by the Company on February 2, 2020 and did not have a material effect on the Company's consolidated financial statements.

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

Note 3. Business Combinations

Avera.

On November 5, 2019, the Company completed the acquisition of Avera, the ASIC business of GlobalFoundries. Avera is a leading provider of ASIC semiconductor solutions. The Company acquired Avera to expand its ASIC design capabilities. Total purchase consideration consisted of cash consideration paid to GlobalFoundries of $593.5 million, net of working capital and other adjustments. An additional $90 million in cash would have been paid to acquire additional assets if certain conditions were satisfied. GlobalFoundries and the Company have disagreed whether the necessary conditions have been satisfied and have been discussing the resolution of the matter.

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

Aquantia Corp.

On September 19, 2019, the Company completed the acquisition of Aquantia. Aquantia is a manufacturer of high speed transceivers which includes copper and optical physical layer products. The Company acquired Aquantia to further its position in automatic in-vehicle networking and strengthen its multi-gig ethernet PHY portfolio for enterprise infrastructure, data center and access application. The total consideration paid to acquire Aquantia, which consisted of cash and share based compensation awards was approximately $502.2 million.

The merger consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period of up to 12 months from the closing date of the acquisition. Any such revisions or changes may be material.

The purchase price allocation is as follows (in thousands):

Cash and short term investments	$27,914
Inventory	33,900
Acquired intangible assets	193,000
Goodwill	227,594
Other non-current assets	35,123
Accrued liabilities	(21,813)
Other, net	6,471
Total merger consideration	$502,189

The Company incurred total acquisition related costs of $5.3 million, which were recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Avera and Aquantia had been acquired as of the beginning of fiscal year 2019. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our unaudited condensed consolidated results of operations of the combined business had the Avera and Aquantia acquisitions actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

Three Months Ended
May 4, 2019
Pro forma net revenue	$758,006
Pro forma net loss	$(86,738)

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of May 2, 2020 and February 1, 2020 is $5.3 billion. See “Note 3 - Business Combinations” for discussion of the acquisitions.

Acquired Intangible Assets, Net

In connection with the Cavium acquisition on July 6, 2018, the Aquantia acquisition on September 19, 2019 and the Avera acquisition on November 5, 2019, the Company acquired $3.3 billion of intangible assets. As of May 2, 2020 and February 1, 2020, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	May 2, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,511,000	$(500,301)	$2,010,699	6.18
Customer contracts and related relationships	643,000	(153,916)	489,084	6.36
Trade names	23,000	(10,105)	12,895	2.75
Total acquired amortizable intangible assets	$3,177,000	$(664,322)	$2,512,678	6.20
IPR&D	139,000	—	139,000	n/a
Total acquired intangible assets	$3,316,000	$(664,322)	$2,651,678

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	February 1, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,511,000	$(413,735)	$2,097,265	6.41
Customer contracts and related relationships	643,000	(128,939)	514,061	6.61
Trade names	23,000	(8,726)	14,274	2.96
Total acquired amortizable intangible assets	$3,177,000	$(551,400)	$2,625,600	6.43
IPR&D	139,000	—	139,000	n/a
Total acquired intangible assets	$3,316,000	$(551,400)	$2,764,600

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain Cavium customer contracts and related relationships, which are amortized using an accelerated method of amortization over the expected customer lives, which more closely align with the pattern of realization of economic benefits expected to be obtained. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 3 to 10 years. In the event the IPR&D is abandoned the related assets will be written off.

Amortization for acquired intangible assets for the three months ended May 2, 2020 was $112.9 million. Amortization expense for acquired intangible assets for the three months ended May 4, 2019 was $79.7 million.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of May 2, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2021	$338,764
2022	441,969
2023	428,891
2024	399,920
2025	354,012
Thereafter	549,122
$2,512,678

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Restructuring and Other Related Charges

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. The Company recorded restructuring and other related charges of $21.3 million for the three months ended May 2, 2020. The Company expects to complete these restructuring actions by the end of fiscal 2021.

The Company recorded restructuring and other related charges of $5.7 million for the three months ended May 4, 2019.

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Severance and related costs	$17,003	$1,488
Facilities and related costs	1,131	478
Other exit-related costs	400	191
	18,534	2,157
Release of reserves:
Facilities and related costs	(70)	(188)
Other exit-related costs	—	(127)

Other restructuring charges:
Impairment of equipment and other	—	633
Right-of-use asset amortization and impairment	2,823	3,207
	$21,287	$5,682

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and related costs	Facilities and related costs	Other exit-related costs	Total
Balance at February 1, 2020	$13,228	$653	$547	$14,428
Restructuring charges	17,003	1,131	400	18,534
Net cash payments	(21,132)	(1,229)	(333)	(22,694)
Release of reserves	—	(70)	—	(70)
Exchange rate adjustment	(21)	—	—	(21)
Balance at May 2, 2020	9,078	485	614	10,177
Less: non-current portion	—	104	—	104
Current portion	$9,078	$381	$614	$10,073
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 6. Revenue

The majority of the Company's revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 2, 2020	% of Total	May 4, 2019	% of Total
Net revenue by product group:
Networking (1)	$393,920	57%	$341,344	52%
Storage (2)	258,688	37%	278,667	42%
Other (3)	41,033	6%	42,441	6%
	$693,641		$662,452
1)Networking products are comprised primarily of Ethernet Solutions, Embedded Processors and Custom ASICs.
2)Storage products are comprised primarily of Storage Controllers and Fibre Channel Adapters.
3)Other products are comprised primarily of Printer Solutions and Application Processors.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 2, 2020	% of Total	May 4, 2019	% of Total
Net revenue based on destination of shipment:
China	$280,146	40%	$246,134	37%
United States	81,232	12%	73,005	11%
Thailand	67,544	10%	46,666	7%
Malaysia	64,668	9%	63,320	10%
Singapore	38,706	6%	11,625	2%
Philippines	24,574	4%	62,488	9%
Other	136,771	19%	159,214	24%
	$693,641		$662,452

These destinations of shipment are not necessarily indicative of the geographic location of the Company's end customers or the country in which the Company's end customers sell devices containing the Company's products. For example, a substantial majority of the shipments made to China relate to sales to non-China based customers that have factories or contract manufacturing operations located within China.

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	May 2, 2020	% of Total	May 4, 2019	% of Total
Net revenue by customer type:
Direct customers	$531,404	77%	$514,558	78%
Distributors	162,237	23%	147,894	22%
	$693,641		$662,452

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of May 2, 2020, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2021 was $111.5 million. During the three months ended May 2, 2020, contract liabilities increased by $188.1 million associated with variable consideration estimates, offset by $193.2 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the first quarter of fiscal year 2021 was $106.4 million. The amount of revenue recognized during the three months ended May 2, 2020 that was included in the contract liabilities balance at February 1, 2020 was not material.

Sales Commissions

The Company has elected to apply the practical expedient to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 7. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	May 2, 2020	February 1, 2020
Inventories:
Work-in-process	$196,501	$216,496
Finished goods	73,873	106,484
Inventories	$270,374	$322,980

	May 2, 2020	February 1, 2020
Property and equipment, net:
Machinery and equipment	$689,443	$686,351
Land, buildings, and leasehold improvements	287,429	285,084
Computer software	101,865	100,613
Furniture and fixtures	24,725	24,582
	1,103,462	1,096,630
Less: Accumulated depreciation and amortization	(755,396)	(739,538)
Property and equipment, net	$348,066	$357,092

	May 2, 2020	February 1, 2020
Other non-current assets:
Technology and other licenses	$283,335	$277,634
Operating right-of-use assets	124,752	110,907
Prepaid ship and debit *	74,599	75,362
Other	43,260	32,947
Other non-current assets	$525,946	$496,850

* Prepaid ship and debit of $74.6 million and $75.4 million as of May 2, 2020 and February 1, 2020, respectively, relate to certain prepaid distributor arrangements for ship and debit claims.

	May 2, 2020	February 1, 2020
Accrued liabilities:
Contract liabilities	$106,411	$111,486
Technology license obligations	85,455	71,623
Deferred non-recurring engineering credits	52,645	51,109
Lease liabilities - current	30,128	28,662
Accrued royalty	13,189	10,927
Accrued restructuring	10,073	14,302
Accrued income tax payable	7,265	6,133
Other	75,487	52,397
Accrued liabilities	$380,653	$346,639

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	May 2, 2020	February 1, 2020
Other non-current liabilities
Lease liabilities - non current	$127,195	$115,778
Technology license obligations	102,585	107,893
Non-current income tax payable	33,973	37,983
Other	18,377	12,578
Other non-current liabilities	$282,130	$274,232

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by components for the current period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income (loss) before reclassifications	995
Amounts reclassified from accumulated other comprehensive income (loss)	(127)
Net current-period other comprehensive income, net of tax	868
Balance at May 2, 2020	$868

As of May 4, 2019, there were no changes in accumulated other comprehensive income (loss).

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of May 2, 2020, there was $564.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 1.3 million of its common shares for $25.2 million during the three months ended May 2, 2020. Midway through the quarter ended May 2, 2020, the Company temporarily suspended the share repurchase program as the Company believed it is prudent to strengthen its liquidity to increase its cash balance during the COVID-19 environment. The Company repurchased 2.4 million of its common shares for $50.0 million during the three months ended May 4, 2019. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at May 2, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$3,859	$—	$—	$3,859
Time deposits	—	26,673	—	26,673
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	868	—	868
Other non-current assets:
Severance pay fund	—	700	—	700
Total assets	$3,859	$28,241	$—	$32,100

	Fair Value Measurements at February 1, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$46,355	$—	$—	$46,355
Time deposits	—	88,177	—	88,177
Other non-current assets:
Severance pay fund	—	693	—	693
Total assets	$46,355	$88,870	$—	$135,225

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.1 billion at May 2, 2020 and February 1, 2020, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 9. Debt

In connection with the acquisition of Cavium, the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes.

Term Loan and Revolving Credit Facility

On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with twelve lenders. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit ("Revolving Credit Facility") and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility are intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of May 2, 2020, there was no outstanding balance related to the Revolving Credit Facility. Following is further detail of the terms of the various debt agreements.

The Term Loan has a three year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the Term Loan was 3.817% as of May 2, 2020. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of May 2, 2020, the full amount of the Revolving Credit Facility of $500.0 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was 0.175% at May 2, 2020.

The Company currently carries debt that rely on the LIBOR as the benchmark rate, with the Term Loan maturing on July 6, 2021. LIBOR is expected to be phased out as a benchmark rate by the end of 2021. The Company expects its debt to continue to use LIBOR until the rate is no longer available or a relevant governmental authority makes a public statement that LIBOR will no longer be available after a certain date. To the extent LIBOR ceases to exist, the Company will need to amend its credit agreements that utilize LIBOR as a factor in determining the interest rate. Currently, there is not a firm timeframe for this change. This update currently has no foreseeable impact on the Company's unaudited condensed consolidated financial statements; however, it may have an effect in the future.

The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant as of the end of any fiscal quarter. As of May 2, 2020, the Company was in compliance with all of its debt covenants.

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

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at May 2, 2020 and February 1, 2020 (in thousands):

	May 2, 2020	February 1, 2020
Face Value Outstanding:
Term Loan	$450,000	$450,000
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	$1,450,000	$1,450,000
Less: Unamortized debt discount and issuance cost	(10,148)	(10,976)
Net carrying amount of debt	$1,439,852	$1,439,024
Less: Current portion	—	—
Non-current portion	$1,439,852	$1,439,024

During the three months ended May 2, 2020, the Company recognized $15.4 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes.

During the three months ended May 4, 2019, the Company recognized $19.3 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes.

As of May 2, 2020, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$—
2022	450,000
2023	—
2024	500,000
2025	—
Thereafter	500,000
Total	$1,450,000

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of May 2, 2020, these foundries had incurred approximately $199.6 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.

Intellectual Property Indemnification

In addition to the above indemnities, the Company has agreed to indemnify certain customers for claims made against the Company’s products where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer as well as the attorneys’ fees and costs under an infringement claim. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, there are limits on and exceptions to the Company’s potential liability for indemnification. Historically the Company has not made significant payments under these indemnification obligations and the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 11. Income Tax

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in accurately predicting our pre-tax income or loss and the mix of jurisdictions to which they relate, intercompany transactions, changes in tax laws, the applicability of special tax regimes, changes in how we do business, and acquisitions, as well as the integration of such acquisitions.

The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings being taxed at rates lower than the U.S. statutory rate. The Company's negative effective tax rate is the result of anticipated annual income tax expense attributed to certain jurisdictions which have pretax income. The Company's effective tax rate was adversely affected by pre-tax losses in certain non-U.S. tax jurisdictions that are benefited at tax rates that are lower than 21%. These losses significantly reduce the Company's pre-tax income without a corresponding reduction in its tax expense, and therefore increase its effective tax rate or in this case cause a negative effective tax rate.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted into US federal law on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and does not anticipate any material impact on its financial statements. The tax effects of other related foreign government assistance enacted into law this period are also not material to the Company this period.

The income tax expense of $5.0 million for the three months ended May 2, 2020 includes a tax benefit from a net reduction in unrecognized tax benefits of $4.6 million, offset by $1.8 million in tax expense due on certain foreign undistributed earnings that were previously considered to be indefinitely reinvested.

The income tax expense of $7.3 million for the three months ended May 4, 2019 included a tax benefit from a net reduction in unrecognized tax benefits of $3.2 million, offset by $9.9 million in tax expense on certain foreign undistributed earnings that were previously considered to be indefinitely reinvested.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $15.1 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. There were no cash tax benefits as a result of these tax incentives on foreign taxes for the three months ended May 2, 2020, but foreign taxes were decreased by $0.1 million for the three months ended May 4, 2019. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended May 4, 2019.

The Company’s principal source of liquidity as of May 2, 2020 consisted of approximately $667.5 million of cash and cash equivalents, of which approximately $484.0 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $122.0 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 12. Net Loss Per Share

The Company reports both basic net loss per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted net loss per share, which is based on the weighted-average number of common shares outstanding and potentially dilutive shares outstanding during the period.

The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Numerator:
Net loss	$(113,033)	$(48,450)
Denominator:
Weighted-average shares — basic	663,547	658,963
Effect of dilutive securities:
Share-based awards	—	—
Weighted-average shares — diluted	663,547	658,963
Net loss per share:
Basic	$(0.17)	$(0.07)
Diluted	$(0.17)	$(0.07)

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended
	May 2, 2020	May 4, 2019
Weighted-average shares outstanding:
Share-based awards	12,416	13,969

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from share based awards are excluded from the calculation of diluted earnings per share for the three months ended May 2, 2020 and May 4, 2019 due to the net losses reported in those periods.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted include, but are not limited to:

• the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our customers, suppliers, employees and business;
• our ability to define, design and develop products for the infrastructure and 5G market and to market and sell those products to infrastructure customers;
• the impact of international conflict, trade relations between the U.S. and other countries, and continued economic volatility in either domestic or foreign markets;
• the impact and costs associated with changes in international financial and regulatory conditions such as the addition of new trade restrictions, tariffs or embargos;
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
• our ability to recruit and retain experienced executive management as well as highly-skilled personnel;
• our ability to mitigate risks related to our information technology systems;
• our ability to protect our intellectual property, particularly outside of the U.S.;
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
• our ability to realize expected benefits from restructuring activities;
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
• the impact of natural disasters and other catastrophic events; and
• the outcome of pending or future litigation and legal proceedings.

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

In the first quarter of fiscal 2021, our net revenue increased year over year by 5% from $662.5 million net revenue in the first quarter fiscal 2020 compared with $693.6 million in the first quarter of fiscal 2021. The increase was primarily due to increased sales of our networking products by 15%, partially offset by decreased sales of our storage products and other products by 7% and 3%, respectively.

We continue to monitor the outbreak of the novel coronavirus (COVID-19) on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees have been working from home. While the COVID-19 outbreak did impact our business operations and practices in the first quarter of fiscal 2021, stronger market demand in our networking business partially offset these adverse impacts on our operating results, cash flows and financial position. The adverse impact from COVID-19 in the first quarter was primarily to our storage business due to disruptions in our supply chain as well as impacts on demand for our products due to supply chain disruptions at our customers. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to COVID-19 pandemic which could significantly disrupt our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government's export restrictions on certain Chinese customers will continue to impact our revenue in fiscal year 2021.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of May 2, 2020, there was $564.5 million remaining available for future share repurchases of the authorization.

For the three months ended May 2, 2020, we repurchased 1.3 million shares of our common stock for $25.2 million. As of May 2, 2020, a total of 308.1 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $65.0 million to stockholders in the three months ended May 2, 2020, including our repurchases of common stock and $39.8 million of cash dividends.

Cash and Cash Equivalents. Our cash and cash equivalents were $667.5 million at May 2, 2020, which was $19.9 million higher than our balance at our fiscal year ended February 1, 2020 of $647.6 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the first quarter of fiscal 2021, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended
	May 2, 2020	May 4, 2019
End Customer:
Cisco Systems	*	11%
Western Digital	*	11%
Distributor:
Wintech	11%	*

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 79% of our net revenue in the three months ended May 2, 2020, and approximately 80% of net revenue in the three months ended May 4, 2019, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

Historically, a relatively large portion of our sales have been made on the basis of purchase orders rather than long-term agreements. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, the development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. For risks related to our sales cycle, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.”

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended May 2, 2020 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 2, 2020	May 4, 2019
Net revenue	100.0%	100.0%
Cost of goods sold	52.9	45.4
Gross profit	47.1	54.6
Operating expenses:
Research and development	40.3	40.3
Selling, general and administrative	17.6	16.6
Restructuring related charges	3.1	0.9
Total operating expenses	61.0	57.8
Operating loss	(13.9)	(3.2)
Interest income	0.2	0.2
Interest expense	(2.4)	(3.2)
Other income (loss), net	0.5	—
Loss before income taxes	(15.6)	(6.2)
Provision for income taxes	0.7	1.1
Net loss	(16.3)%	(7.3)%

Three months ended May 2, 2020 and May 4, 2019

Net Revenue

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Net revenue	$693,641	$662,452	4.7%

Our net revenue for the three months ended May 2, 2020 increased by $31.2 million compared to net revenue for the three months ended May 4, 2019. This was primarily due to increased sales of our networking products by 15%, partially offset by decreased sales of our storage and other products by 7% and 3%, respectively, compared to the three months ended May 4, 2019. The increased sales of our networking products were primarily due to the acquisition of Aquantia and Avera, partially offset by the divestiture of the Wi-Fi Connectivity business in fiscal 2020. The decreased sales of our storage products was primarily due to the impact of COVID-19 on the supply chain.

In the three months ended May 2, 2020, unit shipments were 26% lower and average selling prices increased 25% compared to the three months ended May 4, 2019. This was primarily driven by the acquisition of Avera ASIC business characterized by higher average selling prices and divestiture of the Wi-Fi connectivity business, represented by higher unit shipments.

Cost of Goods Sold and Gross Profit

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Cost of goods sold	$366,739	$301,024	21.8%
% of net revenue	52.9%	45.4%
Gross profit	$326,902	$361,428	(9.6)%
% of net revenue	47.1%	54.6%

Cost of goods sold as a percentage of net revenue was higher for the three months ended May 2, 2020 compared to the three months ended May 4, 2019, which primarily resulted from increased costs from amortization of acquired intangible assets, and the amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisitions. As a result, gross margin for the three months ended May 2, 2020 decreased 7.5 percentage points compared to the three months ended May 4, 2019.

Research and Development

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Research and development	$279,584	$266,867	4.8%
% of net revenue	40.3%	40.3%

Research and development expenses increased by $12.7 million in the three months ended May 2, 2020 compared to the three months ended May 4, 2019. The increase was primarily due to additional costs from our acquisitions of Aquantia and Avera, including $6.7 million of higher employee personnel-related costs, $5.9 million of higher engineering design expense, $5.0 million of higher depreciation and amortization expense, $2.4 million of increased integration costs, partially offset by increased non-recurring engineering credits of $10.0 million recognized in the current period as well as the divestiture of our Wi-Fi Connectivity business in fiscal 2020.

Selling, general and administrative

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Selling, general and administrative	$122,027	$110,005	10.9%
% of net revenue	17.6%	16.6%

Selling, general and administrative expenses increased by $12.0 million in the three months ended May 2, 2020 compared to the three months ended May 4, 2019. The increase was primarily due to additional costs associated with our acquisition of Aquantia and Avera, including $6.5 million of higher intangible amortization expense and $5.9 million of increased integration costs.

Restructuring Related Charges

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Restructuring related charges	$21,287	$5,682	274.6%
% of net revenue	3.1%	0.9%

We recognized $21.3 million of total restructuring related charges in the three months ended May 2, 2020 as we continue to integrate our Aquantia and Avera acquisitions and evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. See “Note 5 - Restructuring and Other Related Charges” for further information.

Interest Income

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Interest income	$1,058	$1,268	(16.6)%
% of net revenue	0.2%	0.2%

Interest income was relatively flat in the three months ended May 2, 2020 compared to the three months ended May 4, 2019.

Interest Expense

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Interest expense	$(16,830)	$(21,203)	(20.6)%
% of net revenue	(2.4)%	(3.2)%

Interest expense decreased by $4.4 million in the three months ended May 2, 2020 compared to the three months ended May 4, 2019. The decrease was primarily due to lower outstanding term loan balances.

Other Income (Loss), Net

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Other income (loss), net	$3,754	$(116)	(3,336.2)%
% of net revenue	0.5%	—%

Other income (loss), net, changed by $3.9 million in the three months ended May 2, 2020 compared to the three months ended May 4, 2019. The change was primarily due to income in the current period related to the divestiture of the Wi-Fi connectivity business in fiscal 2020.

Provision (benefit) for Income Taxes

	Three Months Ended
	May 2, 2020	May 4, 2019	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$5,019	$7,273	(31.0)%

Our income tax expense for the three months ended May 2, 2020 was $5.0 million compared to a tax expense of $7.3 million for the three months ended May 4, 2019. Our income tax expense for the three months ended May 2, 2020 differs from the same period in the prior year primarily due to a reduction of earnings of our non-U.S. subsidiaries that are subject to tax in the U.S. versus the prior period, combined with a decrease in non-US income taxes versus the prior period. The effective tax rate for the three months ended May 2, 2020 and May 4, 2019 differs from the statutory Federal rate of 21% primarily due to non-U.S. earnings that are taxed at a substantially lower tax rate.

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

We also continuously evaluate realignment of our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of May 2, 2020 consisted of approximately $667.5 million of cash and cash equivalents, of which approximately $484.0 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility. See “Note 9 - Debt” for additional information.

We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, all of which are subject to uncertainty.

To the extent that our existing cash and cash equivalents, together with cash generated by operations, and funds available under our Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of us and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Bermuda law, market conditions and other factors that our board of directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We will continue to evaluate business conditions to decide when we can restart the share repurchase program.

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the three months ended May 2, 2020 was $175.6 million. We had a net loss of $113.0 million adjusted for the following non-cash items: amortization of acquired intangible assets of $112.9 million, share-based compensation expense of $59.7 million, depreciation and amortization of $50.5 million, amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisition of $17.3 million, deferred income tax expense of $2.4 million, and $11.5 million net loss from other non-cash items. Cash inflow from working capital of $34.5 million for the three months ended May 2, 2020 was primarily driven by a decrease in inventory and accounts receivable partially off set by a decrease in accrued employee compensation. The decrease in inventory is due to improved supply chain management. The decrease in accounts receivables is due to stable collections. The decrease in accrued employee compensation is due to our annual bonus payment in the current period.

Net cash flow provided by operating activities for the three months ended May 4, 2019 was $165.8 million. We had net loss of $48.5 million, adjusted for the following non-cash items: depreciation and amortization of $38.7 million, share-based compensation expense of $58.6 million, amortization of acquired intangible assets of $79.7 million, deferred income tax expense of $4.4 million and $12.6 million net loss from other non-cash items. Cash inflow from working capital of $20.3 million for the three months ended May 4, 2019 was primarily driven by a decrease in accounts receivable and inventories and an increase in accrued employee compensation, slightly offset by a decrease in accrued liabilities and other non-current liabilities. The decrease in accounts receivable and inventories was driven primarily by collection of payments during the quarter as well as lower inventory in response to lower sales. The increase in accrued employee compensation is due to increases in employee stock purchase plan accruals and accrued salaries. The decrease in accrued liabilities and other non-current liabilities is due to decreases in accrued rebates and income tax payable, as well as decreases due to severance payments.

Cash Flows from Investing Activities

For the three months ended May 2, 2020, net cash used in investing activities of $38.4 million was primarily driven by purchases of property and equipment of $35.3 million, and purchases of technology licenses of $3.7 million.

Net cash used in investing activities was $21.0 million for the three months ended May 4, 2019, primarily driven by purchases of property and equipment of $19.2 million and purchases of technology licenses of $1.5 million.

Cash Flows from Financing Activities

For the three months ended May 2, 2020, net cash used in financing activities of $117.3 million was primarily attributable to $39.8 million for payment of our quarterly dividends, $31.5 million tax withholding payments on behalf of employees for net share settlements, $25.2 million for repurchases of our common stock and $23.8 million payments for technology license obligations. These outflows were partially offset by proceeds of $5.5 million from employee stock plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations at February 1, 2020 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended May 2, 2020.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan and Revolving Credit Facility. See “Note 9 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $4.6 million.

We currently carry debt that relies on the LIBOR as the benchmark rate, with the Term Loan maturing on July 6, 2021. LIBOR is expected to be phased out as a benchmark rate by the end of 2021. We expect our debt to continue to use LIBOR until the rate is no longer available or a relevant governmental authority makes a public statement that LIBOR will no longer be available after a certain date. To the extent LIBOR ceases to exist, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate. Currently, there is not a firm timeframe for this change. This update currently has no foreseeable impact on our unaudited condensed consolidated financial statements; however, it may have an effect in the future.

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no investments on hand at May 2, 2020, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 2, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our customers, suppliers, employees and business;

•changes in general economic conditions, such as the impact of Brexit on the economy in the E.U., political conditions, such as the recent tariffs and trade restrictions with China and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third-parties;

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CORONAVIRUS (COVID-19) PANDEMIC

We face risks related to the COVID-19 pandemic which could significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.

Our business has been, and will continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health measures have caused disruption to our global operations and sales. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on their employees’ ability to work; office and factory closures; disruptions to ports and other shipping infrastructure; border closures; and other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling, and testing activities or the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.

In addition to operational and customer impacts, the COVID-19 pandemic has had and is expected to continue to have a significant impact on the economies and financial markets of many countries including an economic downturn, which may affect demand for our products and impact our operating results in both the near and long term. There can be no assurance that any decreases in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods.

We have experienced and expect to continue to experience disruptions to our business operations resulting from work from home, quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs and such disruptions could impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. See the Risk Factor entitled “If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.” These disruptions may also impact our ability to win in time sensitive competitive bidding selection processes. See the Risk Factor entitled “We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.”

Due to uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows.

The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A "Risk Factors" section.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business.

Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of tariffs and export regulations, have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, the recent U.S. government export restrictions on a number of Chinese customers, such as Huawei Technologies Co. Ltd., and others have dampened demand for our products, adding to the already challenging macroeconomic environment. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, our customers to replace our products in favor of products from other suppliers. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers' products which use our solutions, such as hard disk drives, may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. If export restrictions related to Chinese customers are sustained for a long period of time, or if other export restrictions were to be imposed as a result of current trade tensions such as restrictions on trade with other countries, it could have an adverse impact on our revenues and results of operations.

We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Customers in China can generally cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade restrictions are in effect. See also, risk Factor entitled “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.” In addition, customers in China that may be subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not be subject to the U.S. tariffs and trade restrictions.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 79% and 80% of our net revenue in the three months ended May 2, 2020 and May 4, 2019, respectively.

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

Accordingly, we are subject to risks associated with international operations, including:

•the rise or spread of global pandemics or actual or threatened public health emergencies such as the COVID-19 pandemic on our operations, employees, customers and suppliers;

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

Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, particularly in light of the impacts of the COVID-19 pandemic and potential global recession resulting therefrom, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G or 5G suppliers may limit global adoption, impede our strategy, and negatively impact our long- term expectations in this area. Even if the 5G infrastructure market develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G wireless communication systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected. See also, “Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.” for additional risks related to export restrictions that may impact a customer in the 5G infrastructure market.

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

We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 18% and 22% of our net revenue for the three months ended May 2, 2020 and May 4, 2019, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties;

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

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Microchip Technology acquired Microsemi in May 2018 and ON Semiconductor purchased Quantenna Communications, Inc. in June 2019, NVIDIA Corporation acquired Mellanox Technologies on April 27, 2020 and Infineon acquired Cypress Semiconductors on April 16, 2020. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted by increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates as well as excess inventory and inventory holding and obsolescence charges.

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

Additionally, failure of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs may harm our financial results. See also, “Research and Development” under Results of Operations.

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

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China, Germany, South Korea, Singapore and the United States. In addition, substantially all of our third-party assembly and testing facilities are located in China, Malaysia, Singapore and Taiwan. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by pandemics or other actual or threatened public health emergencies such as the COVID-19 pandemic, or by political, social or economic instability. In the case of such an event, our revenue, cost of goods sold and results of operations would be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

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

In addition, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualifies for the Development and Expansion Incentive until June 2024. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to, and has certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Moreover, receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdiction. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations would be harmed.

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

On May 20, 2019, we entered into a definitive agreement to purchase Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GlobalFoundries (“Avera”). On November 5, 2019, we completed the acquisition. Total purchase consideration consisted of cash consideration paid to GlobalFoundries of $593.5 million, net of final working capital adjustments. An additional $90 million in cash will be paid if certain business conditions are satisfied by the third quarter of our fiscal 2021. GlobalFoundries and the Company have disagreed whether the necessary conditions have been satisfied and have been discussing resolution of the matter.

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

Recent or potential future acquisitions involve a number of risks, including, among others, those associated with our use of a significant portion of our cash and other financial risks and integration risks.

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium, which was completed in fiscal year 2019 (the “Cavium acquisition”). In fiscal year 2020, we used cash and indebtedness to finance our acquisition of Aquantia and indebtedness to finance our acquisition of Avera (collectively, the “Acquisitions”). As of December 11, 2019, the Company repaid the entire amount of the indebtedness related to the Aquantia and Avera acquisitions. Our use of cash in the acquisitions reduced our liquidity and may have (i) limited our flexibility in responding to other business opportunities and (ii) increased our vulnerability to adverse economic and industry conditions. In connection with our Cavium acquisition, see the Risk Factor entitled "Our indebtedness could adversely affect our financial condition and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry." for risks related to our use of debt to finance these acquisitions.

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

Beginning in fiscal 2017, we made several changes to our senior leadership team, including to our Chief Executive Officer, Chief Financial Officer, and Chief Operations Officer, among others. In May 2019, our Chief Technology Officer retired from the Company. Our EVP Worldwide Sales and Marketing left the Company in December 2019 and in his place we have a new Senior Vice President of Worldwide Sales. The effectiveness of the new leaders in these roles, impact on employee morale, and any further transition as a result of these changes, could have a significant impact on our results of operations.

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

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, we make disclosures relating to the sourcing of certain minerals from the Democratic Republic of Congo and adjoining countries. Those rules, or similar social initiatives that may be adopted in other jurisdictions, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.

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

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of May 2, 2020, the outstanding principal balance of the Term Loan amounted to $450 million. See “Note 9 - Debt” for discussion of the debt financing in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K.

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

We may not be able to access cash or to incur additional indebtedness if the COVID-19 pandemic causes the closure of banks for an extended period of time or if there is a sudden increase in requests for indebtedness at one time by many potential borrowers which could overwhelm the banking industry.

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

We had approximately $5.3 billion of goodwill and $2.7 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of May 2, 2020. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of May 2, 2020. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. During the first quarter of fiscal year 2021, we temporarily suspended our repurchase program midway through the quarter in order to strengthen our liquidity and increase our cash balance during the uncertain environment resulting from the COVID-19 pandemic. Although share repurchases were temporarily suspended during part of the first quarter of fiscal year 2021, as of May 2, 2020, there was $564.5 million remaining available for future share repurchases of the authorization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended May 2, 2020.
Issuer Purchases of Equity Securities

The following table presents details of our share repurchases during the three months ended May 2, 2020 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
February 2, 2020 - February 29, 2020	—	$—	—	$589,710
March 1, 2020 - March 28, 2020	1,251	$20.14	1,251	$564,508
March 29, 2020 - May 2, 2020	—	$—	—	$564,508
Total	1,251	$20.14	1,251	$564,508
(1)The monthly periods presented above for the three months ended May 2, 2020, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)On November 17, 2016, we announced that our Board of Directors had authorized a $1 billion share repurchase plan. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase plan. Our existing share repurchase program had approximately $304 million of repurchase authority remaining as of October 16, 2018 prior to the approval addition. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1#	Summary of Fiscal 2021 Compensation Arrangements				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: May 29, 2020	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)