Form 10-Q
period 2020-08-01
MARVELL TECHNOLOGY GROUP LTD
filed 2020-08-28
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of August 21, 2020 was 670.2 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	August 1, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$831,534	$647,604
Accounts receivable, net	483,542	492,346
Inventories	262,875	322,980
Prepaid expenses and other current assets	54,136	74,567
Total current assets	1,632,087	1,537,497
Property and equipment, net	335,035	357,092
Goodwill	5,337,405	5,337,405
Acquired intangible assets, net	2,489,815	2,764,600
Deferred tax assets	645,633	639,791
Other non-current assets	486,507	496,850
Total assets	$10,926,482	$11,133,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,537	$213,747
Accrued liabilities	406,804	346,639
Accrued employee compensation	131,241	149,780
Short-term debt	448,248	—
Total current liabilities	1,224,830	710,166
Long-term debt	992,436	1,439,024
Other non-current liabilities	291,679	305,465
Total liabilities	2,508,945	2,454,655
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,340	1,328
Additional paid-in capital	6,225,242	6,135,939
Accumulated other comprehensive income	450	—
Retained earnings	2,190,505	2,541,313
Total shareholders’ equity	8,417,537	8,678,580
Total liabilities and shareholders’ equity	$10,926,482	$11,133,235
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net revenue	$727,297	$656,568	$1,420,938	$1,319,020
Cost of goods sold	368,041	305,866	734,780	606,890
Gross profit	359,256	350,702	686,158	712,130
Operating expenses:
Research and development	277,139	266,354	556,723	533,221
Selling, general and administrative	112,794	113,990	234,821	223,995
Restructuring related charges	120,590	16,586	141,877	22,268
Total operating expenses	510,523	396,930	933,421	779,484
Operating loss	(151,267)	(46,228)	(247,263)	(67,354)
Interest income	577	1,077	1,635	2,345
Interest expense	(15,635)	(20,531)	(32,465)	(41,734)
Other income (loss), net	(440)	(2,197)	3,314	(2,313)
Interest and other income (loss), net	(15,498)	(21,651)	(27,516)	(41,702)
Loss before income taxes	(166,765)	(67,879)	(274,779)	(109,056)
Provision for income taxes	(8,872)	(10,548)	(3,853)	(3,275)
Net loss	$(157,893)	$(57,331)	$(270,926)	$(105,781)

Net loss per share - basic	$(0.24)	$(0.09)	$(0.41)	$(0.16)

Net loss per share - diluted	$(0.24)	$(0.09)	$(0.41)	$(0.16)

Weighted-average shares:
Basic	667,574	663,603	665,541	661,280
Diluted	667,574	663,603	665,541	661,280
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net loss	$(157,893)	$(57,331)	$(270,926)	$(105,781)
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on cash flow hedges	(418)	—	450	—
Other comprehensive income, net of tax	(418)	—	450	—
Comprehensive loss, net of tax	$(158,311)	$(57,331)	$(270,476)	$(105,781)
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 1, 2020	663,481	$1,328	$6,135,939	$—	$2,541,313	$8,678,580
Issuance of common shares in connection with equity incentive plans	2,993	5	5,466	—	—	5,471
Tax withholdings related to net share settlement of restricted stock units	—	—	(31,498)	—	—	(31,498)
Share-based compensation	—	—	60,199	—	—	60,199
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,763)	(39,763)
Net loss	—	—	—	—	(113,033)	(113,033)
Other comprehensive income	—	—	—	868	—	868
Balance at May 2, 2020	665,223	$1,330	$6,144,907	$868	$2,388,517	$8,535,622
Issuance of common shares in connection with equity incentive plans	4,794	10	42,763	—	—	42,773
Tax withholdings related to net share settlement of restricted stock units	—	—	(25,212)	—	—	(25,212)
Share-based compensation	—	—	62,784	—	—	62,784
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(40,119)	(40,119)
Net loss	—	—	—	—	(157,893)	(157,893)
Other comprehensive loss	—	—	—	(418)	—	(418)
Balance at August 1, 2020	670,017	$1,340	$6,225,242	$450	$2,190,505	$8,417,537

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$—	$1,116,495	$7,306,410
Issuance of common shares in connection with equity incentive plans	5,120	11	30,985	—	—	30,996
Tax withholdings related to net share settlement of restricted stock units	—	—	(28,756)	—	—	(28,756)
Share-based compensation	—	—	59,422	—	—	59,422
Repurchase of common stock	(2,359)	(5)	(50,018)	—	—	(50,023)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,467)	(39,467)
Net loss	—	—	—	—	(48,450)	(48,450)
Balance at May 4, 2019	661,275	$1,323	$6,200,231	$—	$1,028,578	$7,230,132
Issuance of common shares in connection with equity incentive plans	6,167	12	50,494	—	—	50,506
Tax withholdings related to net share settlement of restricted stock units	—	—	(32,881)	—	—	(32,881)
Share-based compensation	—	—	64,117	—	—	64,117
Issuance of warrant for common stock	—	—	3,407	—	—	3,407
Repurchase of common stock	(627)	(1)	(14,248)		—	(14,249)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,889)	(39,889)
Net loss	—	—	—	—	(57,331)	(57,331)
Balance at August 3, 2019	666,815	$1,334	$6,271,120	$—	$931,358	$7,203,812

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net loss	$(270,926)	$(105,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,088	76,580
Share-based compensation	122,273	122,274
Amortization of acquired intangible assets	224,501	160,707
Amortization of inventory fair value adjustment associated with acquisitions	17,284	—
Restructuring related impairment charges	117,546	10,097
Other expense, net	14,910	14,534
Deferred income taxes	(444)	2,374
Changes in assets and liabilities:
Accounts receivable	8,804	40,376
Inventories	35,801	8,674
Prepaid expenses and other assets	(3,015)	(7,993)
Accounts payable	29,647	22,497
Accrued liabilities and other non-current liabilities	21,528	(80,117)
Accrued employee compensation	(18,539)	(25,266)
Net cash provided by operating activities	401,458	238,956
Cash flows from investing activities:
Purchases of technology licenses	(6,764)	(1,522)
Purchases of property and equipment	(52,883)	(42,193)
Other, net	699	(389)
Net cash used in investing activities	(58,948)	(44,104)
Cash flows from financing activities:
Repurchases of common stock	(25,202)	(64,272)
Proceeds from employee stock plans	48,234	81,314
Tax withholding paid on behalf of employees for net share settlement	(56,714)	(61,642)
Dividend payments to shareholders	(79,882)	(79,356)
Payments on technology license obligations	(42,509)	(28,324)
Principal payments of debt	—	(50,000)
Other, net	(2,507)	(1,486)
Net cash used in financing activities	(158,580)	(203,766)
Net increase (decrease) in cash and cash equivalents	183,930	(8,914)
Cash and cash equivalents at beginning of period	647,604	582,410
Cash and cash equivalents at end of period	$831,534	$573,496
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and six months ended August 1, 2020, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2020 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2020 had a 52-week year. Fiscal 2021 is a 52-week year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

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

Note 3. Business Combinations

Avera

On November 5, 2019, the Company completed the acquisition of Avera, the ASIC business of GlobalFoundries. Avera is a leading provider of ASIC semiconductor solutions. The Company acquired Avera to expand its ASIC design capabilities. Total purchase consideration consisted of cash consideration paid to GlobalFoundries of $593.5 million, net of working capital and other adjustments. An additional $90 million in cash would have been paid to acquire additional assets if certain conditions were satisfied. GlobalFoundries and the Company have agreed to terminate this requirement to acquire the additional assets.

The purchase consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period of up to 12 months from the closing date of the acquisition. Any such revisions or changes may be material.

The purchase price allocation is as follows (in thousands):

Inventories	$106,465
Prepaid expenses and other current assets	17,495
Property and equipment, net	25,677
Acquired intangible assets, net	379,000
Other non-current assets	6,870
Goodwill	129,392
Accrued liabilities	(64,155)
Deferred tax liabilities	(6,594)
Other non-current liabilities	(650)
Total merger consideration	$593,500

The Company incurred total acquisition related costs of $5.7 million related to the acquisition.

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

The Company incurred total acquisition related costs of $5.3 million related to the acquisition.

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

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

Six Months Ended
August 3, 2019
Pro forma net revenue	$1,516,163
Pro forma net loss	$(195,602)

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of August 1, 2020 and February 1, 2020 is $5.3 billion. See “Note 3 - Business Combinations” for discussion of the acquisitions.

Acquired Intangible Assets, Net

In connection with the Cavium acquisition on July 6, 2018, the Aquantia acquisition on September 19, 2019 and the Avera acquisition on November 5, 2019, the Company recognized $3.3 billion of intangible assets. As of August 1, 2020 and February 1, 2020, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 1, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,441,000	$(557,810)	$1,883,190	6.01
Customer contracts and related relationships	643,000	(178,892)	464,108	6.12
Trade names	23,000	(11,483)	11,517	2.55
Total acquired amortizable intangible assets	$3,107,000	$(748,185)	$2,358,815	6.01
IPR&D	131,000	—	131,000	n/a
Total acquired intangible assets	$3,238,000	$(748,185)	$2,489,815

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Company regularly analyzes the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the intangible assets may not be recoverable. During the quarter ended August 1, 2020, impairment charges of $50.3 million related to certain intangible assets acquired from Cavium were recognized as part of restructuring actions. The gross carrying amounts and the accumulated amortization of those impaired intangible assets were excluded from the table above. See “Note 5 - Restructuring” for additional information.

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

Amortization for acquired intangible assets for the three and six months ended August 1, 2020 was $111.6 million and $224.5 million, respectively. Amortization expense for acquired intangible assets for the three and six months ended August 3, 2019 was $81.0 million and $160.7 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of August 1, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2021	$218,866
2022	428,015
2023	414,937
2024	393,863
2025	354,012
Thereafter	549,122
$2,358,815

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 5. Restructuring

The Company continuously evaluates its existing operations to increase operational efficiency, decrease costs and increase profitability. In November 2019, as part of the integration of the acquired Avera business, the Company initiated a restructuring plan intended to further achieve the aforementioned goals. The Company expects to complete these restructuring actions by the end of fiscal 2021.

During the second quarter ended August 1, 2020, the Company made changes to the scope of its server processor product line in response to changes in the associated market. The Company is transitioning its product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, the Company determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line. The charges include $50.3 million in impairment of acquired intangibles, $36.0 million in purchased IP licenses and $32.7 million in equipment and inventory impairment and other related restructuring charges. The Company expects to complete these restructuring actions by the end of fiscal 2022.

The following table provides a summary of restructuring related charges, including the impairments described above, as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of goods sold	$9,594	$—	$9,594	$—
Restructuring related charges	120,590	16,586	141,877	22,268
	$130,184	$16,586	$151,471	$22,268

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Severance and related costs	$10,822	$7,139	$27,825	$8,627
Facilities and related costs	2,130	7,359	6,084	11,044
Other exit-related costs	117,807	2,632	118,207	3,456
	130,759	17,130	152,116	23,127
Release of reserves:
Severance	(541)	—	(541)	—
Facilities and related costs	(34)	(544)	(104)	(732)
Other exit-related costs	—	—	—	(127)
	$130,184	$16,586	$151,471	$22,268

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2020	$13,228	$653	$547	$14,428
Restructuring charges (1)	27,825	2,262	6,079	36,166
Release of reserves	—	(104)	—	(104)
Net cash payments	(28,548)	(2,590)	(844)	(31,982)
Exchange rate adjustment	(17)	—	—	(17)
Balance at August 1, 2020 (1)	12,488	221	5,782	18,491
Less: non-current portion	—	82	589	671
Current portion	$12,488	$139	$5,193	$17,820

(1) Impairment charges of $112.1 million recognized in the current quarter associated with the server processor product line were recorded directly to the unaudited condensed consolidated statement of operations and were not included in the above liabilities during the second quarter ended August 1, 2020.

The remaining accrued severance and related costs are expected to be paid in fiscal 2022. The remaining other exit-related costs includes impairment charges associated with the future maintenance support for the sever processor product line that are expected to be paid through fiscal 2024.

Note 6. Revenue

The majority of the Company's revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2020	% of Total	August 3, 2019	% of Total	August 1, 2020	% of Total	August 3, 2019	% of Total
Net revenue by product group:
Networking (1)	$406,008	56%	$329,605	50%	$799,928	56%	$670,949	51%
Storage (2)	290,495	40%	274,905	42%	549,183	39%	553,572	42%
Other (3)	30,794	4%	52,058	8%	71,827	5%	94,499	7%
	$727,297		$656,568		$1,420,938		$1,319,020
(1)Networking products are comprised primarily of Ethernet Solutions, Embedded Processors and Custom ASICs.
(2)Storage products are comprised primarily of Storage Controllers and Fibre Channel Adapters.
(3)Other products are comprised primarily of Printer Solutions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2020	% of Total	August 3, 2019	% of Total	August 1, 2020	% of Total	August 3, 2019	% of Total
Net revenue based on destination of shipment:
China	$303,183	42%	$286,310	44%	$583,329	41%	$532,444	40%
United States	86,831	12%	55,580	8%	168,062	12%	128,586	10%
Thailand	60,464	8%	63,511	10%	128,008	9%	110,177	8%
Malaysia	60,186	8%	36,019	5%	124,853	9%	99,339	8%
Philippines	49,554	7%	60,287	9%	74,129	5%	122,774	9%
Japan	37,585	5%	41,120	6%	71,865	5%	80,090	6%
Other	129,494	18%	113,741	18%	270,692	19%	245,610	19%
	$727,297		$656,568		$1,420,938		$1,319,020

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

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	August 1, 2020	% of Total	August 3, 2019	% of Total	August 1, 2020	% of Total	August 4, 2018	% of Total
Net revenue by customer type:
Direct customers	$541,348	74%	$484,743	74%	$1,072,752	75%	$999,301	76%
Distributors	185,949	26%	171,825	26%	348,186	25%	319,719	24%
	$727,297		$656,568		$1,420,938		$1,319,020

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of August 1, 2020, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the unaudited condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2021 was $111.5 million. During the six months ended August 1, 2020, contract liabilities increased by $417.5 million associated with variable consideration estimates, offset by $398.4 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the second quarter of fiscal year 2021 was $130.6 million. The amount of revenue recognized during the six months ended August 1, 2020 that was included in the contract liabilities balance at February 1, 2020 was not material.

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

Note 7. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	August 1, 2020	February 1, 2020
Inventories:
Work-in-process	$177,783	$216,496
Finished goods	85,092	106,484
Inventories	$262,875	$322,980

	August 1, 2020	February 1, 2020
Property and equipment, net:
Machinery and equipment	$683,143	$686,351
Land, buildings, and leasehold improvements	290,217	285,084
Computer software	101,942	100,613
Furniture and fixtures	26,159	24,582
	1,101,461	1,096,630
Less: Accumulated depreciation and amortization	(766,426)	(739,538)
Property and equipment, net	$335,035	$357,092

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	August 1, 2020	February 1, 2020
Other non-current assets:
Technology and other licenses	$238,235	$277,634
Operating right-of-use assets	118,901	110,907
Prepaid ship and debit *	87,159	75,362
Other	42,212	32,947
Other non-current assets	$486,507	$496,850

* Prepaid ship and debit of $87.2 million and $75.4 million as of August 1, 2020 and February 1, 2020, respectively, relate to certain prepaid distributor arrangements for ship and debit claims.

	August 1, 2020	February 1, 2020
Accrued liabilities:
Contract liabilities	$130,575	$111,486
Technology license obligations	91,323	71,623
Deferred non-recurring engineering credits	66,374	51,109
Lease liabilities - current	31,762	28,662
Accrued restructuring	17,820	14,302
Accrued income tax payable	12,063	6,133
Accrued royalty	9,857	10,927
Other	47,030	52,397
Accrued liabilities	$406,804	$346,639

	August 1, 2020	February 1, 2020
Other non-current liabilities
Lease liabilities - non current	$120,464	$115,778
Technology license obligations	85,866	107,893
Deferred tax liabilities	36,631	31,233
Non-current income tax payable	25,084	37,983
Other	23,634	12,578
Other non-current liabilities	$291,679	$305,465

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by components for the current period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income before reclassifications	1,214
Amounts reclassified from accumulated other comprehensive income	(764)
Net current-period other comprehensive income, net of tax	450
Balance at August 1, 2020	$450

As of August 3, 2019, there were no changes in accumulated other comprehensive income (loss).

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of August 1, 2020, there was $564.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 1.3 million of its common shares for $25.2 million during the six months ended August 1, 2020. The Company temporarily suspended the share repurchase program in late March 2020 as the Company believed it was prudent to strengthen its liquidity to increase its cash balance during the current macroeconomic environment affected by COVID-19. The Company repurchased 3.0 million of its common shares for $64.3 million during the six months ended August 3, 2019. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at August 1, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$4,950	$—	$—	$4,950
Time deposits	—	122,840	—	122,840
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	450	—	450
Other non-current assets:
Severance pay fund	—	579	—	579
Total assets	$4,950	$123,869	$—	$128,819

	Fair Value Measurements at February 1, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$46,355	$—	$—	$46,355
Time deposits	—	88,177	—	88,177
Other non-current assets:
Severance pay fund	—	693	—	693
Total assets	$46,355	$88,870	$—	$135,225

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.2 billion at August 1, 2020 and $1.1 billion at February 1, 2020, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Note 9. Debt

In connection with the acquisition of Cavium, the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes.

Term Loan and Revolving Credit Facility

On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with twelve lenders. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit ("Revolving Credit Facility") and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility are intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of August 1, 2020, there was no outstanding balance related to the Revolving Credit Facility. Following is further detail of the terms of the various debt agreements.

The Term Loan has a three year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the Term Loan was 3.587% as of August 1, 2020. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of August 1, 2020, the full amount of the Revolving Credit Facility of $500.0 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was 0.175% at August 1, 2020.

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

The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant as of the end of any fiscal quarter. As of August 1, 2020, the Company was in compliance with all of its debt covenants.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at August 1, 2020 and February 1, 2020 (in thousands):

	August 1, 2020	February 1, 2020
Face Value Outstanding:
Term Loan	$450,000	$450,000
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	$1,450,000	$1,450,000
Less: Unamortized debt discount and issuance cost	(9,316)	(10,976)
Net carrying amount of debt	$1,440,684	$1,439,024
Less: Current portion (1)	448,248	—
Non-current portion	$992,436	$1,439,024

(1)As of August 1, 2020, the current portion of outstanding debt includes the Term Loan, which is due within twelve months. The Company intends to repay the amount with operating cash flow.

During the three and six months ended August 1, 2020, the Company recognized $14.1 million and $29.5 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.

During the three and six months ended August 3, 2019, the Company recognized $19.9 million and $39.2 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.

As of August 1, 2020, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$—
2022	450,000
2023	—
2024	500,000
2025	—
Thereafter	500,000
Total	$1,450,000

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of August 1, 2020, these foundries had incurred approximately $186.5 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and estimable.

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

The income tax benefit of $8.9 million for the three months ended August 1, 2020 includes a tax benefit from a net reduction in unrecognized tax benefits of $10.3 million and a tax benefit attributable to the Company's asset impairment of $10.8 million, offset by $12.7 million of current tax expense.

The income tax benefit of $3.9 million for the six months ended August 1, 2020 includes a tax benefit from a net reduction in unrecognized tax benefits of $14.9 million and a tax benefit attributable to the Company's asset impairment of $10.8 million, offset by $19.3 million of current tax expense.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $5.0 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results or financial position at this time.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. There were no cash tax benefits as a result of these tax incentives on foreign taxes for the three and six months ended August 1, 2020, but foreign taxes were decreased by $1.6 million and $1.7 million for the three and six months ended August 3, 2019, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three and six months ended August 3, 2019.

The Company’s principal source of liquidity as of August 1, 2020 consisted of approximately $831.5 million of cash and cash equivalents, of which approximately $646.5 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $214.2 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

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

The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator:
Net loss	$(157,893)	$(57,331)	$(270,926)	$(105,781)
Denominator:
Weighted-average shares — basic	667,574	663,603	665,541	661,280
Effect of dilutive securities:
Share-based awards	—	—	—	—
Weighted-average shares — diluted	667,574	663,603	665,541	661,280
Net loss per share:
Basic	$(0.24)	$(0.09)	$(0.41)	$(0.16)
Diluted	$(0.24)	$(0.09)	$(0.41)	$(0.16)

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted-average shares outstanding:
Share-based awards	10,974	13,209	10,008	12,812

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from share based awards are excluded from the calculation of diluted earnings per share for the three and six months ended August 1, 2020 and August 3, 2019 due to the net losses reported in those periods.

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
• extension of lead time due to supply chain disruption, component shortage that impacts the production of our products and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
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
• our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
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

In the second quarter of fiscal 2021, our net revenue increased year over year by 11% from $656.6 million net revenue in the second quarter of fiscal 2020 compared with $727.3 million in the second quarter of fiscal 2021. The increase was primarily due to increased sales of our networking products by 23% and storage products by 6%, partially offset by decreased sales of our other products by 41%. Our net revenue for the six months ended August 1, 2020 increased by $101.9 million compared to net revenue for the six months ended August 3, 2019. This was primarily due to increased sales of our networking products by 19% with sales benefiting from acquisitions and the demand increase for our networking products, partially offset by the divestiture of the Wi-Fi Connectivity business in fiscal 2020 and decreased sales of our storage and other products by 1% and 24%, respectively. Supply chain disruptions in the storage business from novel coronavirus (COVID-19) were largely alleviated in the second quarter of fiscal 2021.

We continue to monitor the impact of the COVID-19 on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees continue to work from home. Recently, some of our customers have reported adverse impacts on demand for their products due to COVID-19. We have seen a reduction in demand for products from customers in the enterprise networking, and enterprise server and storage end markets. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to COVID-19 pandemic which could significantly disrupt our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government's export restrictions on certain Chinese customers will continue to impact our revenue in fiscal year 2021.

Restructuring. We continuously evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. In November 2019, as part of the integration of the acquired Avera business, we initiated a restructuring plan intended to further achieve the aforementioned goals.

During the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition during the quarter of $119.0 million of restructuring related charges associated with the server processor product line. See “Note 5 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of August 1, 2020, there was $564.5 million remaining available for future share repurchases of the authorization.

For the six months ended August 1, 2020, we repurchased 1.3 million shares of our common stock for $25.2 million. As of August 1, 2020, a total of 308.1 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $105.1 million to stockholders in the six months ended August 1, 2020, including our repurchases of common stock and $79.9 million of cash dividends.

Cash and Cash Equivalents. Our cash and cash equivalents were $831.5 million at August 1, 2020, which was $183.9 higher than our balance at our fiscal year ended February 1, 2020 of $647.6 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the second quarter of fiscal 2021, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
End Customer:
Cisco Systems	*	11%	*	11%
Western Digital	*	*	*	10%
Toshiba	*	*	*	10%
Distributor:
Wintech	13%	14%	12%	12%

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our distributors and believe their sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 79% of our net revenue in the three and six months ended August 1, 2020, and approximately 82% and 81% of net revenue in the three and six months ended August 3, 2019, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended August 1, 2020 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.6	46.6	51.7	46.0
Gross profit	49.4	53.4	48.3	54.0
Operating expenses:
Research and development	38.1	40.6	39.2	40.4
Selling, general and administrative	15.5	17.4	16.5	17.0
Restructuring related charges	16.6	2.5	10.0	1.7
Total operating expenses	70.2	60.5	65.7	59.1
Operating loss	(20.8)	(7.1)	(17.4)	(5.1)
Interest income	0.1	0.2	0.1	0.2
Interest expense	(2.1)	(3.1)	(2.3)	(3.2)
Other income (loss), net	(0.1)	(0.3)	0.2	(0.2)
Loss before income taxes	(22.9)	(10.3)	(19.4)	(8.3)
Provision for income taxes	(1.2)	(1.6)	(0.3)	(0.2)
Net loss	(21.7)%	(8.7)%	(19.1)%	(8.1)%

Three and six months ended August 1, 2020 and August 3, 2019

Net Revenue

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Net revenue	$727,297	$656,568	10.8%	$1,420,938	$1,319,020	7.7%

Our net revenue for the three months ended August 1, 2020 increased by $70.7 million compared to net revenue for the three months ended August 3, 2019. This was primarily due to increased sales of our networking products by 23% and storage products by 6%, partially offset by decreased sales of our other products by 41% compared to the three months ended August 3, 2019. The increased sales of our networking products were primarily due to acquisitions and the demand increase for our networking products, partially offset by the divestiture of the Wi-Fi Connectivity business in fiscal 2020. The increased sales of our storage products were primarily due to an increase in demand for our SSD controllers. The decrease in sales of our other products is because we have stopped investing in these products and we expect that sales for these products will continue to decline over time.

Our net revenue for the six months ended August 1, 2020 increased by $101.9 million compared to net revenue for the six months ended August 3, 2019. This was primarily due to increased sales of our networking products by 19%, partially offset by the decreased sales of our storage and other products by 1% and 24%, respectively. The increased sales of our networking products were primarily due to acquisitions and the demand increase for our networking products, partially offset by the divestiture of the Wi-Fi Connectivity business in fiscal 2020.

In the three months ended August 1, 2020, unit shipments were 50% lower and average selling prices increased 42% compared to the three months ended August 3, 2019. In the six months ended August 1, 2020, unit shipments were 38% lower and average selling prices increased 34% compared to the six months ended August 3, 2019. This was primarily driven by the acquisition of Avera ASIC business characterized by higher average selling prices and divestiture of the Wi-Fi Connectivity business, represented by higher unit shipments.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Cost of goods sold	$368,041	$305,866	20.3%	$734,780	$606,890	21.1%
% of net revenue	50.6%	46.6%		51.7%	46.0%
Gross profit	$359,256	$350,702	2.4%	$686,158	$712,130	(3.6)%
% of net revenue	49.4%	53.4%		48.3%	54.0%

Cost of goods sold as a percentage of net revenue was higher for the three months ended August 1, 2020 compared to the three months ended August 3, 2019, which primarily resulted from increased costs from amortization of acquired intangible assets, and the inventory impairment associated with the change in strategy for our server processor product line during the quarter. Cost of goods sold as a percentage of net revenue was higher for the six months ended August 1, 2020 compared to the six months ended August 3, 2019, which primarily resulted from increased costs from amortization of acquired intangible assets, the amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisitions as well as the inventory impairment associated with the change in strategy of our server processor product line. As a result, gross margin for the three and six months ended August 1, 2020 decreased 4.0 and 5.7 percentage points compared to the three and six months ended August 3, 2019.

Research and Development

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Research and development	$277,139	$266,354	4.0%	$556,723	$533,221	4.4%
% of net revenue	38.1%	40.6%		39.2%	40.4%

Research and development expenses increased by $10.8 million in the three months ended August 1, 2020 compared to the three months ended August 3, 2019. The increase was primarily due to additional costs from our acquisitions of Aquantia and Avera, including $20.2 million of higher employee personnel-related costs, $4.3 million of higher depreciation and amortization expense, partially offset by increased non-recurring engineering credits of $9.1 million recognized in the current period as well as a decrease in integration costs of $4.2 million compared to fiscal 2020.

Research and development expense increased by $23.5 million in the six months ended August 1, 2020 compared to the six months ended August 3, 2019. The increase was primarily due to additional costs from our acquisition of Aquantia and Avera including $26.9 million of higher employee personnel-related costs, $9.3 million of higher depreciation and amortization expense and $6.4 million of increased integration costs, partially offset by increased non-recurring engineering credits of $19.1 million recognized in the current period.

Selling, general and administrative

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Selling, general and administrative	$112,794	$113,990	(1.0)%	$234,821	$223,995	4.8%
% of net revenue	15.5%	17.4%		16.5%	17%

Selling, general and administrative expenses decreased by $1.2 million in the three months ended August 1, 2020 compared to the three months ended August 3, 2019. The decrease was primarily due to decreased employee activities cost of $4.3 million due to the COVID-19 pandemic and a decrease in Cavium integration costs of $3.5 million compared to fiscal 2020. The decrease was partially offset by higher intangible amortization expense of $6.5 million due to our acquisition of Aquantia and Avera.

Selling, general and administrative expense increased by $10.8 million in the six months ended August 1, 2020 compared to the six months ended August 3, 2019. The increase was primarily due to additional costs associated with our acquisition of Aquantia and Avera, including $13.0 million of higher intangible amortization expense, partially offset by decreased employee activities cost of $3.3 million due to the COVID-19 pandemic.

Restructuring Related Charges

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Restructuring related charges	$120,590	$16,586	627.1%	$141,877	$22,268	537.1%
% of net revenue	16.6%	2.5%		10.0%	1.7%

We recognized $120.6 million and $141.9 million of total restructuring related charges in the three and six months ended August 1, 2020. During the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required us to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition during the quarter of $119.0 million of restructuring related charges associated with the server processor product line. See “Note 5 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Interest income	$577	$1,077	(46.4)%	$1,635	$2,345	(30.3)%
% of net revenue	0.1%	0.2%		0.1%	0.2%

Interest income decreased by $0.5 million and $0.7 million, respectively, in the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019 due to lower interest rates on our invested cash.

Interest Expense

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Interest expense	$(15,635)	$(20,531)	(23.8)%	$(32,465)	$(41,734)	(22.2)%
% of net revenue	(2.1)%	(3.1)%		(2.3)%	(3.2)%

Interest expense decreased by $4.9 million and $9.3 million in the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019. The decrease was primarily due to lower outstanding term loan balances as well as lower borrowing rates.

Other Income (Loss), Net

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Other income (loss), net	$(440)	$(2,197)	(80.0)%	$3,314	$(2,313)	(243.3)%
% of net revenue	(0.1)%	(0.3)%		0.2%	(0.2)%

Other income (loss), net, changed by $1.8 million in the three months ended August 1, 2020 compared to the three months ended August 3, 2019. The higher loss in the three months ended August 3, 2019 was primarily due to the Wi-Fi divestiture related costs and foreign currency rate fluctuations.

Other income (loss), net, changed by $5.6 million in the six months ended August 1, 2020 compared to the six months ended August 3, 2019. The change is primarily due to income in fiscal 2021 related to the divestiture of the Wi-Fi connectivity business compared to loss in fiscal 2020 due to Wi-Fi divestiture-related costs and foreign currency rate fluctuations.

Provision (benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change

	(in thousands, except percentage)
Provision (benefit) for income taxes	$(8,872)	$(10,548)	(15.9)%	$(3,853)	$(3,275)	17.6%

Our income tax benefit for the three months ended August 1, 2020 was $8.9 million compared to a tax benefit of $10.5 million for the three months ended August 3, 2019. Our income tax benefit for the three months ended August 1, 2020 differs from the same period in the prior year primarily due to a reduction of earnings of our non-U.S. subsidiaries that are subject to tax in the U.S. versus the prior period, combined with a decrease in non-US income taxes versus the prior period. The effective tax rate for the three months ended August 1, 2020 and August 3, 2019 differs from the U.S. statutory Federal rate of 21% primarily due to the rate differential on foreign earnings, the expiration of the statutes of limitations on unrecognized tax benefits in various foreign jurisdictions, and discrete tax benefits on the asset impairment for the period ended August 1, 2020.

Our income tax benefit for the six months ended August 1, 2020 was $3.9 million compared to a tax benefit of $3.3 million for the six months ended August 3, 2019. Our income tax benefit for the six months ended August 1, 2020 differs from the same period in the prior year primarily due to a reduction of earnings of our non-U.S. subsidiaries that are subject to tax in the U.S. versus the prior period, combined with a decrease in non-US income taxes versus the prior period. The effective tax rate for the six months ended August 1, 2020 and August 3, 2019 differs from the U.S. statutory Federal rate of 21% primarily due to the rate differential on foreign earnings, the expiration of the statutes of limitations on unrecognized tax benefits in various foreign jurisdictions, and discrete tax benefits on the asset impairment for the period ended August 1, 2020.

Our provision for income taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations on the assessment for income taxes, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws. It is also possible that significant negative evidence may become available to reach a conclusion that a valuation allowance will be needed, and as such, we may recognize a valuation allowance in the next 12 months.

We also continuously evaluate realignment of our legal structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

Liquidity and Capital Resources

Our principal source of liquidity as of August 1, 2020 consisted of approximately $831.5 million of cash and cash equivalents, of which approximately $646.5 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility. As of August 1, 2020, the term loan has an outstanding balance of $450 million which we intend to repay with operating cash flow. See “Note 9 - Debt” for additional information.

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

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the six months ended August 1, 2020 was $401.5 million. We had a net loss of $270.9 million adjusted for the following non-cash items: amortization of acquired intangible assets of $224.5 million, share-based compensation expense of $122.3 million, restructuring related non cash charges of $117.5 million, depreciation and amortization of $102.1 million, amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisition of $17.3 million, deferred income tax expense of $0.4 million and $14.9 million net loss from other non-cash items. Cash inflow from working capital of $74.2 million for the six months ended August 1, 2020 was primarily driven by a decrease in inventories, an increase in accounts payable as well as an increase in accrued liabilities and other non-current liabilities, partially offset by a decrease in accrued employee compensation. The decrease in inventory is due to improved supply chain management. The increase in accounts payable was mainly due to timing of payments. The increase in accrued liabilities is due to an increase in ship and debit reserve and non recurring engineering credits accrual. The decrease in accrued employee compensation is due to our annual bonus payment.

Net cash flow provided by operating activities for the six months ended August 3, 2019 was $239.0 million. We had net loss of $105.8 million adjusted for the following non-cash items: amortization of acquired intangible assets of $160.7 million, share-based compensation expense of $122.3 million, depreciation and amortization of $76.6 million, restructuring related non cash charges of $10.1 million, deferred income tax expense of $2.4 million and $14.5 million net loss from other non-cash items. Cash outflow from working capital of $41.8 million for the six months ended August 3, 2019 was primarily driven by a decrease in accrued liabilities and other non-current liabilities and accrued employee compensation, partially offset by a decrease in accounts receivable and an increase in accounts payable. The decrease in accrued liabilities and other non-current liabilities is due to decreases in accrued rebates, ship and debit reserve and income tax payable, as well as decreases due to severance payments. The decrease in accrued employee compensation is due to payout of vacation accrual and decrease in accrued salaries due to timing. The decrease in accounts receivable was driven primarily by collection of payments and increase in ship and debit reserve. The increase in accounts payable was mainly due to timing of payments.

Cash Flows from Investing Activities

For the six months ended August 1, 2020, net cash used in investing activities of $58.9 million was primarily driven by purchases of property and equipment of $52.9 million, and purchases of technology licenses of $6.8 million.

For the six months ended August 3, 2019, net cash used in investing activities of $44.1 million was primarily driven by purchases of property and equipment of $42.2 million and purchases of technology licenses of $1.5 million.

Cash Flows from Financing Activities

For the six months ended August 1, 2020, net cash used in financing activities of $158.6 million was primarily attributable to $79.9 million for payment of our quarterly dividends, $56.7 million tax withholding payments on behalf of employees for net share settlements, $42.5 million payments for technology license obligations and $25.2 million for repurchases of our common stock. These outflows were partially offset by proceeds of $48.2 million from employee stock plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations at February 1, 2020 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended August 1, 2020.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan and Revolving Credit Facility. See “Note 9 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $4.2 million.

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

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no investments on hand at August 1, 2020, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 1, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

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

•extension of lead time due to supply chain disruptions, component shortages that impact the production of our products, and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;

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

•our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;

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

In addition to operational and customer impacts, the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on the economies and financial markets of many countries including an economic downturn, which has affected and may in the future affect demand for our products and impact our operating results in both the near and long term. There can be no assurance that any decreases in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods.

We have experienced and expect to continue to experience disruptions to our business operations resulting from work from home, quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs, innovate, work together in teams and collaborate and such disruptions could impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. See the Risk Factor entitled “If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.” These disruptions may also impact our ability to win in time sensitive competitive bidding selection processes. See the Risk Factor entitled “We rely on our customers to design our products into their systems, and the nature of the design process requires us to incur expenses prior to customer commitments to use our products or recognizing revenues associated with those expenses which may adversely affect our financial results.” In addition, work from home, quarantines, self-isolations, home schooling, continuing macroeconomic related uncertainty or caring for family members may result in heavy psychological, emotional or financial burdens for some of our employees, which may impact their productivity and morale and may lead to higher employee absences and higher attrition rates. See the Risk Factor entitled “We depend on highly skilled personnel to support our business operations. If we are unable to retain and motivate our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.”

During part of the first quarter and all of the second quarter of fiscal year 2021, we temporarily suspended our repurchase program in order to strengthen our liquidity and increase our cash balance during the uncertain environment resulting from the COVID-19 pandemic. See the Risk Factor entitled “There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Bermuda Law may require us to defer payment of declared dividends or suspend share repurchases.”

We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic.

Due to uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer pandemic continues.

The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A "Risk Factors" section.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business.

Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of tariffs and export regulations, have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, the recent U.S. government export restrictions on a number of Chinese customers, such as Huawei Technologies Co. Ltd., and others have dampened demand for our products, adding to the already challenging macroeconomic environment. An increasing number of Marvell products require licenses for export to Huawei and other companies on the Entity List; there can be no assurances that such licenses will be approved by the U.S. Government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers' products which use our solutions, such as hard disk drives, may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. If export restrictions related to Chinese customers are sustained for a long period of time, or if other export restrictions were to be imposed as a result of current trade tensions such as restrictions on trade with other countries, it could have an adverse impact on our revenues and results of operations. Recently, the U.S. has announced prohibitions on certain “transactions” including without limitation “any acquisition, importation, transfer, installation, dealing in, or use of any information and communications technology or service” involving TikTok and WeChat. We are continuing to evaluate the impact of these prohibitions on our business, but these actions, in addition to the executive order last year on securing the information and communications technology and services supply chain, may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere.

We typically sell products to customers in China pursuant to purchase orders rather than long term purchase commitments. Customers in China can generally cancel or defer purchase orders on short notice without incurring a penalty and, therefore, they may be more likely to do so while the tariffs and trade restrictions are in effect. See also, risk Factor entitled “We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.” In addition, customers in China that may be subject to trade restrictions or tariffs, may develop their own products or solutions instead of purchasing from us or they may acquire products or solutions from our competitors or other third-party sources that are not subject to the U.S. tariffs and trade restrictions.

Changes to U.S. or foreign tax, trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The U.S. presidential administration has indicated a focus on policy reforms that discourage corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 79% and 82% of our net revenue in the three months ended August 1, 2020 and August 3, 2019, respectively.

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

We receive a significant amount of our revenue from a limited number of customers. Net revenue from our two largest customers represented 17% and 20% of our net revenue for the three months ended August 1, 2020 and August 3, 2019, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

•customers may purchase similar products from our competitors;

•customers may discontinue sales or lose market share in the markets for which they purchase our products;

•customers, particularly in jurisdictions such as China that may be subject to trade restrictions or tariffs, may develop their own solutions or acquire fully developed solutions from third-parties;

•customers may be subject to severe business disruptions, including, but not limited to, those driven by financial instability, actual or threatened pandemics, such as the COVID-19 pandemic, or public health emergencies or other global or regional macroeconomic developments; or

•customers may consolidate (for example, Western Digital acquired SanDisk in 2017, and Toshiba Corporation sold control of a portion of its semiconductor business in 2018), which could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders.

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

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Microchip Technology acquired Microsemi in May 2018 and ON Semiconductor purchased Quantenna Communications, Inc. in June 2019, NVIDIA Corporation acquired Mellanox Technologies on April 27, 2020 and Infineon acquired Cypress Semiconductors on April 16, 2020. In July 2020, Analog Devices Inc. announced its intent to merge with Maxim Integrated Products Inc. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

No Guarantee of Capacity or Supply

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of foundry capacity may be constrained or not available, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. Our foundries and outsourced assembly and test suppliers may reallocate capacity to their customers offering them a better margin or rate of return than provided by the Company. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party foundry suppliers, outsourced assembly and test suppliers, or other suppliers are unable to secure the necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

For example, we are experiencing lead time extensions for some components which may impact our ability to meet customer delivery requests in a timely fashion. We are working closely with our supply chain partners to improve the availability of these components.

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

In order to secure sufficient foundry capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with our foundries, outsourced assembly and test suppliers, or other suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with or loans to such parties in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

In addition, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualifies for the Development and Expansion Incentive until June 2024. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to, and has certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Moreover, receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdiction. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations could be harmed.

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in some of the countries in which we do business. We can provide no assurance that changes in tax laws and additional investigations as a result of this project would not have an adverse tax impact on our international operations. In addition, the European Union (“EU”) has initiated its own measures along similar lines. In December 2017, the EU identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. To avoid EU “blacklisting”, both Bermuda and Cayman Islands introduced new legislation in December 2018, which came into force on January 1, 2019. These new laws require Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda to comply with the economic substance requirements. There is no experience yet as to how the Bermuda and Cayman Islands authorities will interpret and enforce these new rules. To the extent that we are required to maintain more of a presence in Bermuda or the Cayman Islands, such requirements will increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions.

If the Company transfers its domicile or a significant portion of its assets from Bermuda to another jurisdiction, like we did when we completed an intra-entity transfer of the majority of our intellectual property to a subsidiary in Singapore on December 31, 2019, the Company's taxes will increase and its earnings after taxes will decrease. In addition, the tax impact to the Company in connection with an intra-entity intellectual property transfer depends on the fair value determination of the intellectual property rights which determination requires management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. Local tax authorities may challenge the fair value determinations made by the Company which could adversely impact the tax benefits we expect to realize as a result of the transfer.

Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes might include changes in tax law or regulations, changes to our geographic mix of earnings, changes in the valuation of deferred tax assets and liabilities, changes in our supply chain and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to future profitability and taxable income in Singapore, audit assessments and changes in applicable tax law.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for fiscal year 2020 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR STRATEGIC TRANSACTIONS

Recent or potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy has included in the past, as discussed below, and may continue to include in the future identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities.

For example:

•On September 19, 2019, we completed the acquisition of Aquantia Corp.;

•On November 5, 2019, we completed the acquisition of Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GlobalFoundries (“Avera”); and

•On December 6, 2019, we sold NXP USA, Inc. certain assets related to our Wi-Fi Connectivity business.

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

•our ability to integrate the businesses successfully and efficiently and to obtain the expected benefits of the transactions;

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

•uncertainty surrounding our ability to obtain regulatory approvals, the timing of such approvals, and the imposition of burdensome conditions in order to obtain regulatory approvals;

•potential damage to relationships with customers, suppliers, partners or employees;

•loss of synergies, in the case of divestitures;

•reduction of potential benefits of a transaction in the event of a long delay between signing and closing;

•reduction of our cash in the case of acquisitions for which we are paying cash consideration as discussed below in connection with the Cavium, Avera and Aquantia acquisitions and share dilution if we are using our shares as consideration; and

•unavailability of acquisition financing on reasonable terms or at all.

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

We had approximately $5.3 billion of goodwill and $2.5 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of August 1, 2020. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

For example, during the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition during the quarter of $119.0 million of restructuring related charges associated with the server processor product line. See “Note 5 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or tsunami), political or military turmoil, widespread public health emergencies including pandemics, including the COVID-19 pandemic, or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

We typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace. The impact on employee morale experienced in connection with our recent restructuring efforts and in connection with our recent acquisitions and divestiture, could make it more difficult for us to add to our workforce when needed due to speculation regarding our future restructuring activities. In addition, as a result of our acquisitions and divestiture, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.

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

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For example, a significant portion of our revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, may increase our cost of doing business internationally and impact our revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements.

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

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of August 1, 2020, the outstanding principal balance of the Term Loan amounted to $450 million. See “Note 9 - Debt” for discussion of the debt financing in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K.

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of August 1, 2020. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. During the first quarter of fiscal year 2021, and during all of the second quarter of fiscal 2021, we temporarily suspended our repurchase program midway through the quarter in order to strengthen our liquidity and increase our cash balance during the uncertain environment resulting from the COVID-19 pandemic. Although share repurchases were temporarily suspended during part of the first quarter of fiscal year 2021, and during all of the second quarter of fiscal year 2021, as of August 1, 2020, there was $564.5 million remaining available for future share repurchases of the authorization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended August 1, 2020.

Issuer Purchases of Equity Securities

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. Therefore, there was no share repurchase during the three months ended August 1, 2020. Although share repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current share repurchase program.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description effective June 2016 and updated June 2020				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: August 28, 2020	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)