Form 10-Q
period 2020-10-31
MARVELL TECHNOLOGY GROUP LTD
filed 2020-12-04
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-30877
MARVELL TECHNOLOGY GROUP LTD.
(Exact name of registrant as specified in its charter)

Bermuda	77-0481679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda
(441) 294-8096
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No
The number of common shares of the registrant outstanding as of November 27, 2020 was 671.8 million shares.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	October 31, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$832,041	$647,604
Accounts receivable, net	490,271	492,346
Inventories	268,396	322,980
Prepaid expenses and other current assets	68,618	74,567
Total current assets	1,659,326	1,537,497
Property and equipment, net	331,769	357,092
Goodwill	5,336,356	5,337,405
Acquired intangible assets, net	2,380,382	2,764,600
Deferred tax assets	646,837	639,791
Other non-current assets	470,102	496,850
Total assets	$10,824,772	$11,133,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,112	$213,747
Accrued liabilities	406,986	346,639
Accrued employee compensation	187,982	149,780
Short-term debt	349,004	—
Total current liabilities	1,168,084	710,166
Long-term debt	992,801	1,439,024
Other non-current liabilities	274,270	305,465
Total liabilities	2,435,155	2,454,655
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,343	1,328
Additional paid-in capital	6,260,906	6,135,939
Retained earnings	2,127,368	2,541,313
Total shareholders’ equity	8,389,617	8,678,580
Total liabilities and shareholders’ equity	$10,824,772	$11,133,235
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net revenue	$750,143	$662,470	$2,171,081	$1,981,490
Cost of goods sold	369,083	322,403	1,103,863	929,293
Gross profit	381,060	340,067	1,067,218	1,052,197
Operating expenses:
Research and development	255,637	267,781	812,360	801,002
Selling, general and administrative	115,501	118,993	350,322	342,988
Restructuring related charges	19,312	14,802	161,189	37,070
Total operating expenses	390,450	401,576	1,323,871	1,181,060
Operating loss	(9,390)	(61,509)	(256,653)	(128,863)
Interest income	608	1,092	2,243	3,437
Interest expense	(16,066)	(21,241)	(48,531)	(62,975)
Other income (loss), net	299	689	3,613	(1,624)
Interest and other income (loss), net	(15,159)	(19,460)	(42,675)	(61,162)
Loss before income taxes	(24,549)	(80,969)	(299,328)	(190,025)
Provision (benefit) for income taxes	(1,641)	1,532	(5,494)	(1,743)
Net loss	$(22,908)	$(82,501)	$(293,834)	$(188,282)

Net loss per share - basic	$(0.03)	$(0.12)	$(0.44)	$(0.28)

Net loss per share - diluted	$(0.03)	$(0.12)	$(0.44)	$(0.28)

Weighted-average shares:
Basic	670,487	668,178	667,186	667,184
Diluted	670,487	668,178	667,186	667,184
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net loss	$(22,908)	$(82,501)	$(293,834)	$(188,282)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on cash flow hedges	(450)	37	—	37
Other comprehensive income (loss), net of tax	(450)	37	—	37
Comprehensive loss, net of tax	$(23,358)	$(82,464)	$(293,834)	$(188,245)
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 1, 2020	663,481	$1,328	$6,135,939	$—	$2,541,313	$8,678,580
Issuance of common shares in connection with equity incentive plans	2,993	5	5,466	—	—	5,471
Tax withholdings related to net share settlement of restricted stock units	—	—	(31,498)	—	—	(31,498)
Share-based compensation	—	—	60,199	—	—	60,199
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,763)	(39,763)
Net loss	—	—	—	—	(113,033)	(113,033)
Other comprehensive income	—	—	—	868	—	868
Balance at May 2, 2020	665,223	$1,330	$6,144,907	$868	$2,388,517	$8,535,622
Issuance of common shares in connection with equity incentive plans	4,794	10	42,763	—	—	42,773
Tax withholdings related to net share settlement of restricted stock units	—	—	(25,212)	—	—	(25,212)
Share-based compensation	—	—	62,784	—	—	62,784
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(40,119)	(40,119)
Net loss	—	—	—	—	(157,893)	(157,893)
Other comprehensive loss	—	—	—	(418)	—	(418)
Balance at August 1, 2020	670,017	$1,340	$6,225,242	$450	$2,190,505	$8,417,537
Issuance of common shares in connection with equity incentive plans	1,720	3	2,251	—	—	2,254
Tax withholdings related to net share settlement of restricted stock units	—	—	(25,911)	—	—	(25,911)
Share-based compensation	—	—	59,324	—	—	59,324
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(40,229)	(40,229)
Net loss	—	—	—	—	(22,908)	(22,908)
Other comprehensive income	—	—	—	(450)	—	(450)
Balance at October 31, 2020	671,737	$1,343	$6,260,906	$—	$2,127,368	$8,389,617

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Retained Earnings	Total
Balance at February 2, 2019	658,514	$1,317	$6,188,598	$—	$1,116,495	$7,306,410
Issuance of common shares in connection with equity incentive plans	5,120	11	30,985	—	—	30,996
Tax withholdings related to net share settlement of restricted stock units	—	—	(28,756)	—	—	(28,756)
Share-based compensation	—	—	59,422	—	—	59,422
Repurchase of common stock	(2,359)	(5)	(50,018)	—	—	(50,023)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,467)	(39,467)
Net loss	—	—	—	—	(48,450)	(48,450)
Balance at May 4, 2019	661,275	$1,323	$6,200,231	$—	$1,028,578	$7,230,132
Issuance of common shares in connection with equity incentive plans	6,167	12	50,494	—	—	50,506
Tax withholdings related to net share settlement of restricted stock units	—	—	(32,881)	—	—	(32,881)
Share-based compensation	—	—	64,117	—	—	64,117
Issuance of warrant for common stock	—	—	3,407	—	—	3,407
Repurchase of common stock	(627)	(1)	(14,248)		—	(14,249)
Cash dividends declared and paid ($0.06 per share)	—	—	—	—	(39,889)	(39,889)
Net loss	—	—	—	—	(57,331)	(57,331)
Balance at August 3, 2019	666,815	$1,334	$6,271,120	$—	$931,358	$7,203,812
Issuance of common shares in connection with equity incentive plans	3,479	7	21,562	—	—	21,569
Tax withholdings related to net share settlement of restricted stock units	—	—	(19,217)	—	—	(19,217)
Share-based compensation	—	—	66,738	—	—	66,738
Replacement equity awards attributable to pre-acquisition service	—	—	15,520	—	—	15,520
Cash dividends declared and paid ($0.06 per share)	—	—	—		(40,140)	(40,140)
Net loss	—	—	—	—	(82,501)	(82,501)
Other comprehensive loss	—	—	—	37	—	37
Balance at November 2, 2019	670,294	$1,341	$6,355,723	$37	$808,717	$7,165,818

See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net loss	$(293,834)	$(188,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149,922	112,662
Share-based compensation	182,060	189,036
Amortization of acquired intangible assets	333,934	253,467
Amortization of inventory fair value adjustment associated with acquisitions	17,284	3,316
Restructuring related impairment charges	123,559	16,243
Other expense, net	23,080	14,814
Changes in assets and liabilities:
Accounts receivable	2,075	8,374
Inventories	29,817	(30,602)
Prepaid expenses and other assets	(8,692)	(11,039)
Accounts payable	34,768	30,801
Accrued liabilities and other non-current liabilities	26,817	(106,258)
Accrued employee compensation	38,202	11,927
Net cash provided by operating activities	658,992	304,459
Cash flows from investing activities:
Sales of available-for-sale securities	—	18,832
Purchases of technology licenses	(8,476)	(1,936)
Purchases of property and equipment	(88,242)	(62,935)
Cash payment for acquisition, net of cash and cash equivalents acquired	—	(477,579)
Other, net	223	(1,793)
Net cash used in investing activities	(96,495)	(525,411)
Cash flows from financing activities:
Repurchases of common stock	(25,202)	(64,272)
Proceeds from employee stock plans	50,490	103,109
Tax withholding paid on behalf of employees for net share settlement	(82,626)	(80,862)
Dividend payments to shareholders	(120,111)	(119,496)
Payments on technology license obligations	(76,794)	(57,213)
Proceeds from issuance of debt	—	350,000
Principal payments of debt	(100,000)	(50,000)
Payment of debt financing costs	(22,313)	—
Other, net	(1,504)	(4,355)
Net cash provided by (used in) financing activities	(378,060)	76,911
Net increase (decrease) in cash and cash equivalents	184,437	(144,041)
Cash and cash equivalents at beginning of period	647,604	582,410
Cash and cash equivalents at end of period	$832,041	$438,369
See accompanying notes to unaudited condensed consolidated financial statements

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of Marvell Technology Group Ltd., a Bermuda exempted company, and its wholly owned subsidiaries (the “Company”), as of and for the three and nine months ended October 31, 2020, have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted as permitted by the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's fiscal year 2020 audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020. In the opinion of management, the financial statements include all adjustments, including normal recurring adjustments and other adjustments, that are considered necessary for fair presentation of the Company’s financial position and results of operations. All inter-company accounts and transactions have been eliminated. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation. These amounts were not material to any of the periods presented. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 and those included in this Form 10-Q below.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2020 had a 52-week year. Fiscal 2021 is a 52-week year.

On October 29, 2020, the Company entered into a merger agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), whereby the Company will pay Inphi's stockholders $66 per share in cash and 2.323 common shares for each Inphi share, which represents purchase consideration of approximately $10 billion. The Company intends to fund the cash consideration with $4.0 billion in debt financing, and has obtained commitments consisting of a $2.5 billion bridge loan commitment, a $750 million 3-year term loan facility commitment and a $750 million 5-year term loan facility commitment from JP Morgan Chase Bank, N.A., in each case subject to customary terms and conditions. The transaction is not subject to any financing condition. The Company has recorded $22.3 million of associated deferred debt financing costs, with $11.2 million recorded in prepaid expenses and other current assets and $11.1 million recorded in other non-current assets on the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020.

The transaction is expected to close in the second half of calendar 2021, pending approval by Inphi's and the Company's stockholders, as well as regulatory approval and satisfaction of other customary closing conditions. As a result of the transaction, the parent company will be domiciled in the United States upon closing of the transaction. For periods after closing, the combined company will be subject to taxation in the United States, which may adversely impact the Company's future effective tax rates and tax liabilities. A fee of up to $460 million may be payable by the Company or $300 million payable by Inphi upon termination of the transaction, as more fully described in the Merger Agreement. If the Merger Agreement is terminated due to failure to obtain stockholder approval, the party whose stockholders did not approve the transaction will be obligated to reimburse the other party up to $25 million for its merger related fees and costs.

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

The purchase price allocation is as follows (in thousands):

	Previously Reported February 1, 2020 (Provisional)	Measurement Period Adjustments	October 31, 2020
Cash and short term investments	$27,914	$—	$27,914
Inventory	33,900	—	33,900
Acquired intangible assets	193,000	—	193,000
Goodwill	227,594	(1,049)	226,545
Other non-current assets	35,123	1,049	36,172
Accrued liabilities	(21,813)	—	(21,813)
Other, net	6,471	—	6,471
Total merger consideration	$502,189	$—	$502,189

The previously reported provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company's Form 10-K for the year ended February 1, 2020. The measurement period adjustments were primarily related to changes in estimates related to finalizing Aquantia's U.S. tax return. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods reported.

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

The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

Nine Months Ended
November 2, 2019
Pro forma net revenue	$2,293,879
Pro forma net loss	$(273,216)

Note 4. Goodwill and Acquired Intangible Assets, Net

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of October 31, 2020 and February 1, 2020 is $5.3 billion. See “Note 3 - Business Combinations” for discussion of the acquisitions and changes to the carrying value of goodwill.

Acquired Intangible Assets, Net

In connection with the Cavium acquisition on July 6, 2018, the Aquantia acquisition on September 19, 2019 and the Avera acquisition on November 5, 2019, the Company recognized $3.3 billion of intangible assets. As of October 31, 2020 and February 1, 2020, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	October 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted-Average Remaining Amortization Period (Years)
Developed technologies	$2,441,000	$(640,888)	$1,800,112	5.78
Customer contracts and related relationships	643,000	(203,868)	439,132	5.87
Trade names	23,000	(12,862)	10,138	2.37
Total acquired amortizable intangible assets	$3,107,000	$(857,618)	$2,249,382	5.78
IPR&D	131,000	—	131,000	n/a
Total acquired intangible assets	$3,238,000	$(857,618)	$2,380,382

The Company regularly analyzes the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the intangible assets may not be recoverable. During the second quarter ended August 1, 2020, impairment charges of $50.3 million related to certain intangible assets acquired from Cavium were recognized as part of restructuring actions. The gross carrying amounts and the accumulated amortization of those impaired intangible assets were excluded from the table above. See “Note 5 - Restructuring” for additional information.

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

Amortization expense for acquired intangible assets for the three and nine months ended October 31, 2020 was $109.4 million and $333.9 million, respectively. Amortization expense for acquired intangible assets for the three and nine months ended November 2, 2019 was $92.8 million and $253.5 million, respectively.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of October 31, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2021	$109,433
2022	428,015
2023	414,937
2024	393,863
2025	354,012
Thereafter	549,122
$2,249,382

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

During the second quarter ended August 1, 2020, the Company made changes to the scope of its server processor product line in response to changes in the associated market. The Company transitioned its product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, the Company determined the carrying amount of certain impacted assets were not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product during the second quarter ended August 1, 2020. The charges included $50.3 million in impairment of acquired intangibles, $36.0 million in purchased IP licenses and $32.7 million in equipment and inventory impairment and other related restructuring charges. The Company expects to complete these restructuring actions by the end of fiscal 2022.

The following table provides a summary of restructuring related charges, including the impairments described above, as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of goods sold	$—	$—	$9,594	$—
Restructuring related charges	19,312	14,802	161,189	37,070
	$19,312	$14,802	$170,783	$37,070

The following table presents details related to the restructuring related charges as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Severance and related costs	$12,300	$6,874	$40,125	$15,501
Facilities and related costs	5,741	7,546	11,825	18,590
Other exit-related costs	1,651	535	119,858	3,991
	19,692	14,955	171,808	38,082
Release of reserves:
Severance	(367)	(12)	(908)	(12)
Facilities and related costs	(10)	(141)	(114)	(873)
Other exit-related costs	(3)	—	(3)	(127)
	$19,312	$14,802	$170,783	$37,070

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of cost associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2020	$13,228	$653	$547	$14,428
Restructuring charges (1)	40,125	3,391	6,622	50,138
Release of reserves	(367)	(114)	(3)	(484)
Net cash payments	(35,321)	(3,866)	(3,310)	(42,497)
Exchange rate adjustment	(13)	—	—	(13)
Balance at October 31, 2020 (1)	17,652	64	3,856	21,572
Less: non-current portion	—	64	589	653
Current portion	$17,652	$—	$3,267	$20,919

(1) Impairment charges of $112.1 million, recognized in the second quarter ended August 1, 2020, associated with the server processor product line were recorded directly to the unaudited condensed consolidated statement of operations and were not included in the above liabilities.

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

Note 6. Revenue

The majority of the Company's revenue is generated from sales of the Company’s products. The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2020	% of Total	November 2, 2019	% of Total	October 31, 2020	% of Total	November 2, 2019	% of Total
Net revenue by product group:
Networking (1)	$444,756	59%	$329,962	50%	$1,244,684	57%	$1,000,911	51%
Storage (2)	276,279	37%	287,708	43%	825,462	38%	841,280	42%
Other (3)	29,108	4%	44,800	7%	100,935	5%	139,299	7%
	$750,143		$662,470		$2,171,081		$1,981,490
(1) Networking products are comprised primarily of Ethernet Solutions, Embedded Processors and Custom ASICs.
(2) Storage products are comprised primarily of Storage Controllers and Fibre Channel Adapters.
(3) Other products are comprised primarily of Printer Solutions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2020	% of Total	November 2, 2019	% of Total	October 31, 2020	% of Total	November 2, 2019	% of Total
Net revenue based on destination of shipment:
China	$324,927	43%	$258,028	39%	$908,255	42%	$790,473	40%
United States	73,751	10%	61,772	9%	241,814	11%	190,357	10%
Malaysia	73,582	10%	53,551	8%	198,436	9%	152,890	8%
Thailand	55,617	7%	59,112	9%	183,625	8%	169,289	9%
Philippines	44,356	6%	51,710	8%	118,485	5%	174,484	9%
Japan	32,811	4%	41,149	6%	104,676	5%	121,239	6%
Other	145,099	20%	137,148	21%	415,790	20%	382,758	18%
	$750,143		$662,470		$2,171,081		$1,981,490

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

The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2020	% of Total	November 2, 2019	% of Total	October 31, 2020	% of Total	November 2, 2019	% of Total
Net revenue by customer type:
Direct customers	$573,759	76%	$476,253	72%	$1,646,511	76%	$1,475,554	74%
Distributors	176,384	24%	186,217	28%	524,570	24%	505,936	26%
	$750,143		$662,470		$2,171,081		$1,981,490

Contract Liabilities

Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of October 31, 2020, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the unaudited condensed consolidated balance sheets.

The opening balance of contract liabilities at the beginning of the first quarter of fiscal year 2021 was $111.5 million. During the nine months ended October 31, 2020, contract liabilities increased by $617.7 million associated with variable consideration estimates, offset by $596.3 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities as of the third quarter of fiscal year 2021 was $132.9 million. The amount of revenue recognized during the nine months ended October 31, 2020 that was included in the contract liabilities balance at February 1, 2020 was not material.

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

Note 7. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	October 31, 2020	February 1, 2020
Inventories:
Work-in-process	$181,961	$216,496
Finished goods	86,435	106,484
Inventories	$268,396	$322,980

	October 31, 2020	February 1, 2020
Property and equipment, net:
Machinery and equipment	$677,843	$686,351
Land, buildings, and leasehold improvements	288,859	285,084
Computer software	101,955	100,613
Furniture and fixtures	27,152	24,582
	1,095,809	1,096,630
Less: Accumulated depreciation and amortization	(764,040)	(739,538)
Property and equipment, net	$331,769	$357,092

	October 31, 2020	February 1, 2020
Other non-current assets:
Technology and other licenses	$218,666	$277,634
Operating right-of-use assets	108,659	110,907
Prepaid ship and debit *	88,989	75,362
Other	53,788	32,947
Other non-current assets	$470,102	$496,850

* Prepaid ship and debit of $89.0 million and $75.4 million as of October 31, 2020 and February 1, 2020, respectively, relate to certain prepaid distributor arrangements for ship and debit claims.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

	October 31, 2020	February 1, 2020
Accrued liabilities:
Contract liabilities	$132,850	$111,486
Technology license obligations	81,182	71,623
Deferred non-recurring engineering credits	47,804	51,109
Lease liabilities-current	32,134	28,662
Accrued restructuring	20,919	14,302
Deferred revenue	19,466	5,647
Accrued interest	19,085	7,892
Other	53,546	55,918
Accrued liabilities	$406,986	$346,639

	October 31, 2020	February 1, 2020
Other non-current liabilities
Lease liabilities-non current	$111,760	$115,778
Technology license obligations	72,896	107,893
Deferred tax liabilities	37,645	31,233
Non-current income tax payable	26,263	37,983
Other	25,706	12,578
Other non-current liabilities	$274,270	$305,465

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by components for the current period are presented in the following table:

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 1, 2020	$—
Other comprehensive income before reclassifications	1,214
Amounts reclassified from accumulated other comprehensive income	(1,214)
Net current-period other comprehensive income, net of tax	—
Balance at October 31, 2020	$—

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 2, 2019	$—
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	37
Net current-period other comprehensive income, net of tax	37
Balance at November 2, 2019	$37

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Share Repurchase Program

On November 17, 2016, the Company announced that its Board of Directors authorized a $1.0 billion share repurchase plan. The newly authorized stock repurchase program replaced in its entirety the prior $3.25 billion stock repurchase program. On October 16, 2018, the Company announced that its Board of Directors authorized a $700 million addition to the balance of its existing share repurchase program. As of October 31, 2020, there was $564.5 million remaining available for future share repurchases. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 1.3 million of its common shares for $25.2 million during the nine months ended October 31, 2020. The Company temporarily suspended the share repurchase program in late March 2020 as the Company believed it was prudent to strengthen its liquidity to increase its cash balance during the macroeconomic environment affected by COVID-19. The share repurchase program remains temporarily suspended in anticipation of the funding of the Company's acquisition of Inphi. As a result, the Company did not repurchase any shares during the three months ended October 31, 2020. The Company repurchased 3.0 million of its common shares for $64.3 million during the nine months ended November 2, 2019. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. The repurchased shares are retired immediately after repurchases are completed.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and which are valued primarily using quoted market prices. The Company’s Level 2 assets include time deposits, as the market inputs used to value these instruments consist of market yields. In addition, the severance pay fund is classified as a Level 2 asset as the valuation inputs are based on quoted prices and market observable data of similar instruments.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at October 31, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$132,456	$—	$132,456
Other non-current assets:
Severance pay fund	—	588	—	588
Total assets	$—	$133,044	$—	$133,044

	Fair Value Measurements at February 1, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$46,355	$—	$—	$46,355
Time deposits	—	88,177	—	88,177
Other non-current assets:
Severance pay fund	—	693	—	693
Total assets	$46,355	$88,870	$—	$135,225

Fair Value of Debt

The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. The estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.1 billion at October 31, 2020 and at February 1, 2020, and were classified as Level 2 as there are quoted prices from less active markets for the notes.

Note 9. Debt

In connection with the acquisition of Cavium, the Company executed debt agreements in June 2018 to obtain a $900.0 million term loan, a $500.0 million revolving credit facility and $1.0 billion of senior unsecured notes.

Term Loan and Revolving Credit Facility

On June 13, 2018, the Company entered into a credit agreement (“Credit Agreement”) with twelve lenders. The Credit Agreement provides for borrowings of: (i) up to $500.0 million in the form of a revolving line of credit ("Revolving Credit Facility") and (ii) $900.0 million in the form of a term loan (“Term Loan”). The proceeds of the Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. The proceeds of the Revolving Credit Facility are intended for general corporate purposes of the Company and its subsidiaries, which may include, among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. As of October 31, 2020, there was no outstanding balance related to the Revolving Credit Facility. Following is further detail of the terms of the various debt agreements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

The Term Loan has a three year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The effective interest rate for the Term Loan was 3.684% as of October 31, 2020. The Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. During the three months ended October 31, 2020, the Company repaid $100.0 million of the principal outstanding and wrote off $0.3 million of associated unamortized debt issuance costs. The Revolving Credit Facility has a five year term and has a stated floating interest rate which equates to reserve-adjusted LIBOR + 150.0 bps. As of October 31, 2020, the full amount of the Revolving Credit Facility of $500.0 million was undrawn and will be available for draw down through June 13, 2023. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This rate was 0.175% at October 31, 2020.

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

The Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, consolidating, merging, liquidating or dissolving, and entering into restrictive agreements. It also prohibits subsidiaries of the Company from incurring additional indebtedness, and requires the Company to comply with a leverage ratio financial covenant as of the end of any fiscal quarter. As of October 31, 2020, the Company was in compliance with all of its debt covenants.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ‑ (Continued)

Summary of Borrowings and Outstanding Debt

The following table summarizes the Company's outstanding debt at October 31, 2020 and February 1, 2020 (in thousands):

	October 31, 2020	February 1, 2020
Face Value Outstanding:
Term Loan	$350,000	$450,000
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	$1,350,000	$1,450,000
Less: Unamortized debt discount and issuance cost	(8,195)	(10,976)
Net carrying amount of debt	$1,341,805	$1,439,024
Less: Current portion (1)	349,004	—
Non-current portion	$992,801	$1,439,024

(1) As of October 31, 2020, the current portion of outstanding debt includes the Term Loan, which is due within twelve months. The Company intends to repay the amount with operating cash flow.

During the three and nine months ended October 31, 2020, the Company recognized $14.1 million and $43.6 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.

During the three and nine months ended November 2, 2019, the Company recognized $20.6 million and $59.8 million of interest expense in its unaudited condensed consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes, respectively.

As of October 31, 2020, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$—
2022	350,000
2023	—
2024	500,000
2025	—
Thereafter	500,000
Total	$1,350,000

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of October 31, 2020, these foundries had incurred approximately $237.8 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to a substantial portion of its earnings being taxed at rates lower than the U.S. statutory rate. The Company's negative effective tax rate is the result of anticipated annual income tax expense attributed to certain jurisdictions which have pretax income. The Company's effective tax rate was adversely affected by pre-tax losses in certain non-U.S. tax jurisdictions that are benefited at tax rates that are lower than 21%. These losses significantly reduce the Company's pre-tax income without a corresponding reduction in its tax expense, and can therefore increase its effective tax rate in periods with pre-tax income, or cause a negative effective tax rate in periods where there is an income tax expense and a pre-tax loss.

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

The income tax benefit of $1.6 million for the three months ended October 31, 2020 includes a current tax benefit of $1.9 million primarily as a result of losses incurred on a year to date basis.

The income tax benefit of $5.5 million for the nine months ended October 31, 2020 includes a tax benefit from a net reduction in unrecognized tax benefits of $15.0 million and a tax benefit attributable to the Company's asset impairment of $10.8 million, offset by $17.4 million of current tax expense.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, it is reasonably possible that uncertain tax positions may decrease by as much as $5.3 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining the Company’s tax returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results or financial position at this time.

The Company operates under tax incentives in certain countries that may be extended and/or renewed if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. There were no cash tax benefits as a result of these tax incentives on foreign taxes for the three and nine months ended October 31, 2020, but foreign taxes were decreased by $1.0 million and $2.7 million for the three and nine months ended November 2, 2019, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three and nine months ended November 2, 2019.

The Company’s principal source of liquidity as of October 31, 2020 consisted of approximately $832.0 million of cash and cash equivalents, of which approximately $694.1 million was held by subsidiaries outside of Bermuda. The Company has not recognized a deferred tax liability on $280.9 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

On October 29, 2020, the Company entered into a merger agreement with Inphi Corporation. As a result of this transaction, upon closing, the parent company will be domiciled in the United States and not Bermuda. Therefore, for periods after closing, the combined group will be subject to taxation in the United States, which may adversely impact future effective tax rates and tax liabilities.

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

The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator:
Net loss	$(22,908)	$(82,501)	$(293,834)	$(188,282)
Denominator:
Weighted-average shares — basic	670,487	668,178	667,186	667,184
Effect of dilutive securities:
Share-based awards	—	—	—	—
Weighted-average shares — diluted	670,487	668,178	667,186	667,184
Net loss per share:
Basic	$(0.03)	$(0.12)	$(0.44)	$(0.28)
Diluted	$(0.03)	$(0.12)	$(0.44)	$(0.28)

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted-average shares outstanding:
Share-based awards	12,456	13,000	10,401	13,380

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from share based awards are excluded from the calculation of diluted earnings per share for the three and nine months ended October 31, 2020 and November 2, 2019 due to the net losses reported in those periods.

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
•our ability to complete our planned merger with Inphi Corporation. on a timely basis, or at all;
•our ability to realize anticipated synergies in connection with the Inphi merger;
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

In the third quarter of fiscal 2021, our net revenue increased year over year by 13% from $662.5 million net revenue in the third quarter of fiscal 2020 compared with $750.1 million in the third quarter of fiscal 2021. The increase was primarily due to increased sales of our networking products by 35%, partially offset by decreased sales of our storage products by 4% and our other products by 35%. Our net revenue for the nine months ended October 31, 2020 increased by $189.6 million compared to net revenue for the nine months ended November 2, 2019. This was primarily due to increased sales of our networking products by 24% with sales benefiting from acquisitions and the demand increase for our networking products, partially offset by the divestiture of the Wi-Fi Connectivity business in fiscal 2020 and decreased sales of our storage products and other products by 2% and 28%, respectively.

In response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have begun to experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our networking products.

We continue to monitor the impact of COVID-19 on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees continue to work from home. Recently, some of our customers have reported adverse impacts on demand for their products due to COVID-19. We have seen a reduction in demand for products from customers in the enterprise networking, and enterprise server and storage end markets. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to COVID-19 pandemic which could significantly disrupt our manufacturing, research and development, operations, sales and financial results.”

We expect that the U.S. government's export restrictions on certain Chinese customers will continue to impact our revenue in fiscal year 2021. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we can not easily quantify such as the fact that some of our other customers' products which use our solutions may also be impacted by export restrictions.

Pending Business Combination. On October 29, 2020, we entered into a merger agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), whereby we will acquire Inphi with cash and stock consideration. Under the terms of the agreement, we will pay Inphi's stockholders $66 per share in cash and 2.323 common shares for each Inphi share, which represents purchase consideration of approximately $10 billion. The merger consideration will be financed by new debt financing and issuance of our common shares. The transaction is expected to close in the second half of calendar 2021, pending approval by Inphi's and our shareholders, as well as regulatory approval and satisfaction of other customary closing conditions. As a result of the transaction, the parent company will be domiciled in the United States upon closing of the transaction.

Inphi is a global leader in high-speed data movement enabled by optical interconnects. Their product portfolio includes laser drivers, trans-impedance amplifiers, PAM (Pulse Amplitude Modulation) and Coherent DSPs (Digital Signal Processors) and data center interconnects. We and Inphi both have growing positions in carrier and datacenter, and Inphi’s high-speed electro-optics platform is highly complementary to our storage, networking, compute, and security portfolio. Inphi’s electro-optics portfolio combined with our copper Ethernet PHY franchise is expected to create an industry-leading high-speed data interconnect platform serving the enterprise, carrier, data center, and automotive end markets.

Restructuring. We continuously evaluate our existing operations to increase operational efficiency, decrease costs and increase profitability. In November 2019, as part of the integration of the acquired Avera business, we initiated a restructuring plan intended to further achieve the aforementioned goals.

During the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We transitioned our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter ended August 1, 2020. See “Note 5 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase program. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended in anticipation of the funding of our acquisition of Inphi. As a result, we did not repurchase any shares during the three months ended October 31, 2020. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of October 31, 2020, there was $564.5 million remaining available for future share repurchases of the authorization.

For the nine months ended October 31, 2020, we repurchased 1.3 million shares of our common stock for $25.2 million. As of October 31, 2020, a total of 308.1 million shares have been repurchased to date under our share repurchase programs for a total $4.3 billion in cash. We returned $145.3 million to stockholders in the nine months ended October 31, 2020, including our repurchases of common stock and $120.1 million of cash dividends.

Cash and Cash Equivalents. Our cash and cash equivalents were $832.0 million at October 31, 2020, which was $184.4 higher than our balance at our fiscal year ended February 1, 2020 of $647.6 million.

Sales and Customer Composition. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During the third quarter of fiscal 2021, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant customers whose revenue as a percentage of net revenue was 10% or greater of total net revenue is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
End Customer:
Cisco Systems	*	*	*	10%
Distributor:
Wintech	12%	13%	12%	12%

*	Less than 10% of net revenue
We continuously monitor the creditworthiness of our distributors and believe their sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 81% and 80% of our net revenue in the three and nine months ended October 31, 2020, and approximately 83% and 82% of net revenue in the three and nine months ended November 2, 2019, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part II, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”

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

Critical Accounting Policies and Estimates

There have been no material changes during the three months ended October 31, 2020 to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

Results of Operations

The following table sets forth information derived from our Unaudited Condensed Consolidated Statements of Operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.2	48.7	50.8	46.9
Gross profit	50.8	51.3	49.2	53.1
Operating expenses:
Research and development	34.1	40.4	37.4	40.4
Selling, general and administrative	15.4	18.0	16.1	17.3
Restructuring related charges	2.6	2.2	7.4	1.9
Total operating expenses	52.1	60.6	60.9	59.6
Operating loss	(1.3)	(9.3)	(11.7)	(6.5)
Interest income	0.1	0.2	0.1	0.2
Interest expense	(2.1)	(3.2)	(2.2)	(3.2)
Other income (loss), net	—	0.1	0.2	(0.1)
Loss before income taxes	(3.3)	(12.2)	(13.6)	(9.6)
Provision for income taxes	(0.2)	0.2	(0.3)	(0.1)
Net loss	(3.1)%	(12.4)%	(13.3)%	(9.5)%

Three and nine months ended October 31, 2020 and November 2, 2019

Net Revenue

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Net revenue	$750,143	$662,470	13.2%	$2,171,081	$1,981,490	9.6%

Our net revenue for the three months ended October 31, 2020 increased by $87.7 million compared to net revenue for the three months ended November 2, 2019. This was primarily due to increased sales of our networking products by 35%, partially offset by decreased sales of our storage products by 4% and our other products by 35% compared to the three months ended November 2, 2019. The increased sales of our networking products were primarily due to acquisitions and an increase in demand for our ethernet, embedded processor and automotive networking products, partially offset by the divestiture of the Wi-Fi Connectivity business in fiscal 2020. The decrease in sales of our storage products were primarily due to a decrease in demand for our fibre channel adapters and HDD storage controllers partially offset by an increase in demand for our SSD storage controllers. The decrease in sales of our other products is because we have stopped investing in these products and we expect that sales for these products will continue to decline over time.

Our net revenue for the nine months ended October 31, 2020 increased by $189.6 million compared to net revenue for the nine months ended November 2, 2019. This was primarily due to increased sales of our networking products by 24%, partially offset by the decreased sales of our storage products and our other products by 2% and 28%, respectively. The increased sales of our networking products were primarily due to acquisitions and the increase in demand for our ethernet, automotive and embedded processor networking products, partially offset by the divestiture of the Wi-Fi connectivity business in fiscal 2020.The decrease in sales of our other products is because we have stopped investing in these products and we expect that sales for these products will continue to decline over time. The decrease in sales of our storage products was primarily due to a decrease in demand for our HDD storage controllers and our fibre channel adapters partially offset by an increase in demand for our SSD storage controllers.

In the three months ended October 31, 2020, unit shipments were 40% lower and average selling prices increased 39% compared to the three months ended November 2, 2019. In the nine months ended October 31, 2020, unit shipments were 39% lower and average selling prices increased 36% compared to the nine months ended November 2, 2019. This was primarily driven by the acquisition of Avera ASIC business characterized by higher average selling prices and divestiture of the Wi-Fi Connectivity business, represented by higher unit shipments.

Cost of Goods Sold and Gross Profit

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Cost of goods sold	$369,083	$322,403	14.5%	$1,103,863	$929,293	18.8%
% of net revenue	49.2%	48.7%		50.8%	46.9%
Gross profit	$381,060	$340,067	12.1%	$1,067,218	$1,052,197	1.4%
% of net revenue	50.8%	51.3%		49.2%	53.1%

Cost of goods sold as a percentage of net revenue increased for the three months ended October 31, 2020 compared to the three months ended November 2, 2019. Cost of goods sold as a percentage of net revenue was higher for the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019, which primarily resulted from increased costs from amortization of acquired intangible assets, the amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisitions as well as the inventory impairment associated with the change in strategy of our server processor product line. As a result, gross margin for the nine months ended October 31, 2020 decreased 3.9 percentage points compared to the nine months ended November 2, 2019.

Research and Development

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Research and development	$255,637	$267,781	(4.5)%	$812,360	$801,002	1.4%
% of net revenue	34.1%	40.4%		37.4%	40.4%

Research and development expense decreased by $12.1 million in the three months ended October 31, 2020 compared to the three months ended November 2, 2019. The decrease was primarily due to increased non-recurring engineering credits of $26.3 million recognized in the current period, partially offset by higher employee personnel-related costs of $5.2 million, higher engineering design costs of $4.5 million and higher depreciation and amortization expense of $3.4 million.

Research and development expense increased by $11.4 million in the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019. The increase was primarily due to additional costs from our acquisition of Aquantia and Avera, including $32.1 million of higher employee personnel-related costs, $12.7 million of higher depreciation and amortization expense and $10.9 million of higher engineering design costs, partially offset by increased non-recurring engineering credits of $45.4 million recognized in the current period.

Selling, general and administrative

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Selling, general and administrative	$115,501	$118,993	(2.9)%	$350,322	$342,988	2.1%
% of net revenue	15.4%	18.0%		16.1%	17.3%

Selling, general and administrative expense decreased by $3.5 million in the three months ended October 31, 2020 compared to the three months ended November 2, 2019. The decrease was reflective of one-time non-recurring Aquantia and Avera merger transaction costs incurred in the prior year when the deals were closing, and decreasing integration costs this year, contributing to an overall decrease of $12.6 million year over year. In addition, lower travel expenses of $2.0 million were incurred in the current year due to the COVID-19 pandemic. These collective expense decreases were partially offset by $2.6 million higher facility expense this year, $2.5 million higher employee compensation-related costs and $5.7 million higher intangible amortization expense recognized this year associated with new acquired intangible assets from the Company's prior year acquisitions of Aquantia and Avera.

Selling, general and administrative expense increased by $7.3 million in the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019. The increase was primarily due to additional costs associated with our acquisitions of Aquantia and Avera, including $18.8 million of higher intangible amortization expense and $5.3 million higher employee compensation-related costs, partially offset by lower merger transaction and integration costs of $10.3 million related to the Aquantia and Avera acquisitions and lower travel expenses of $5.7 million due to the COVID-19 pandemic.

Restructuring Related Charges

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Restructuring related charges	$19,312	$14,802	30.5%	$161,189	$37,070	334.8%
% of net revenue	2.6%	2.2%		7.4%	1.9%

We recognized $19.3 million and $161.2 million of total restructuring related charges in the three and nine months ended October 31, 2020. During the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We transitioned our product offering from standard server processors for the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required us to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets were not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter ended August 1, 2020. See “Note 5 - Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Interest Income

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Interest income	$608	$1,092	(44.3)%	$2,243	$3,437	(34.7)%
% of net revenue	0.1%	0.2%		0.1%	0.2%

Interest income decreased by $0.5 million and $1.2 million, respectively, in the three and nine months ended October 31, 2020 compared to the three and nine months ended November 2, 2019 due to lower interest rates on our invested cash.

Interest Expense

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Interest expense	$(16,066)	$(21,241)	(24.4)%	$(48,531)	$(62,975)	(22.9)%
% of net revenue	(2.1)%	(3.2)%		(2.2)%	(3.2)%

Interest expense decreased by $5.2 million and $14.4 million in the three and nine months ended October 31, 2020 compared to the three and nine months ended November 2, 2019. The decrease was primarily due to lower outstanding term loan balances as well as lower borrowing rates.

Other Income (Loss), Net

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Other income (loss), net	$299	$689	(56.6)%	$3,613	$(1,624)	(322.5)%
% of net revenue	—%	0.1%		0.2%	(0.1)%

Other income (loss), net, changed by $0.4 million in the three months ended October 31, 2020 compared to the three months ended November 2, 2019. The higher income in the three months ended November 2, 2019 was primarily due to foreign currency rate fluctuations.

Other income (loss), net, changed by $5.2 million in the nine months ended October 31, 2020 compared to the nine months ended November 2, 2019. The change is primarily due to income in fiscal 2021 related to the divestiture of the Wi-Fi connectivity business compared to loss in fiscal 2020 due to Wi-Fi divestiture-related costs and foreign currency rate fluctuations.

Provision (benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change

	(in thousands, except percentage)
Provision (benefit) for income taxes	$(1,641)	$1,532	(207.1)%	$(5,494)	$(1,743)	215.2%

Our income tax benefit for the three months ended October 31, 2020 was $1.6 million compared to a tax expense of $1.5 million for the three months ended November 2, 2019. Our income tax benefit for the three months ended October 31, 2020 differs from the same period in the prior year primarily due to a reduction of earnings of our non-U.S. subsidiaries that are subject to tax in the U.S. versus the prior period, combined with a decrease in non-US income taxes versus the prior period. The effective tax rate for the three months ended October 31, 2020 and November 2, 2019 differs from the U.S. statutory Federal rate of 21% primarily due to the rate differential on foreign earnings.

Our income tax benefit for the nine months ended October 31, 2020 was $5.5 million compared to a tax benefit of $1.7 million for the nine months ended November 2, 2019. Our income tax benefit for the nine months ended October 31, 2020 differs from the same period in the prior year primarily due to a reduction of earnings of our non-U.S. subsidiaries that are subject to tax in the U.S. versus the prior period, combined with a decrease in non-US income taxes versus the prior period. The effective tax rate for the nine months ended October 31, 2020 and November 2, 2019 differs from the U.S. statutory Federal rate of 21% primarily due to the rate differential on foreign earnings, the expiration of the statutes of limitations on unrecognized tax benefits in various foreign jurisdictions, and discrete tax benefits on the asset impairment for the period ended October 31, 2020.

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

Liquidity and Capital Resources

Our principal source of liquidity as of October 31, 2020 consisted of approximately $832.0 million of cash and cash equivalents, of which approximately $694.1 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million Revolving Credit Facility. During the quarter ended October 31, 2020, the Company repaid $100 million of the principal outstanding and as of October 31, 2020, the term loan had an outstanding balance of $350 million, which we intend to repay with operating cash flow. See “Note 9 - Debt” for additional information.

In October 2020, in order to fund the Inphi acquisition, we obtained commitments consisting of a $2.5 billion bridge loan commitment, a $750 million 3-year term loan facility commitment and a $750 million 5-year term loan facility commitment from JP Morgan Chase Bank, N.A., in each case subject to customary terms and conditions. See “Note 1 - Basis of Presentation” for additional information.

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

Future payment of a regular quarterly cash dividend on our common shares and our planned repurchases of common stock will be subject to, among other things, the best interests of us and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, developments in ongoing litigation, statutory requirements under Bermuda law, market conditions and other factors that our board of directors may deem relevant. Our dividend payments and repurchases of common stock may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended in anticipation of the funding of our acquisition of Inphi. We will continue to evaluate business conditions to decide when we can restart the share repurchase program.

Cash Flows from Operating Activities

Net cash flow provided by operating activities for the nine months ended October 31, 2020 was $659.0 million. We had a net loss of $293.8 million adjusted for the following non-cash items: amortization of acquired intangible assets of $333.9 million, share-based compensation expense of $182.1 million, depreciation and amortization of $149.9 million, restructuring related non cash charges of $123.6 million, amortization of inventory fair value adjustment associated with the Aquantia and Avera acquisition of $17.3 million and $23.1 million net loss from other non-cash items. Cash inflow from working capital of $123.0 million for the nine months ended October 31, 2020 was primarily driven by an increase in accrued employee compensation, an increase in accounts payable, an increase in accrued liabilities and other non-current liabilities, as well as a decrease in inventories. The increase in accrued employee compensation is due to increase in our bonus accrual and increase in employee contributions to the employee stock purchase plan. The increase in accounts payable is mainly due to timing of payments. The increase in accrued liabilities and other non current liabilities is due to an increase in ship and debit reserve. The decrease in inventory is due to improved supply chain management

Net cash flow provided by operating activities for the nine months ended November 2, 2019 was $304.5 million. We had a net loss of $188.3 million adjusted for the following non-cash items: amortization of acquired intangible assets of $253.5 million, share-based compensation expense of $189.0 million, depreciation and amortization of $112.7 million, restructuring related non cash charges of $16.2 million, amortization of inventory fair value adjustment associated with the Aquantia acquisition of $3.3 million and $14.8 million net loss from other non-cash items. Cash outflow from working capital of $96.8 million for the nine months ended November 2, 2019 was primarily driven by a decrease in accrued liabilities and other non-current liabilities, as well as an increase in inventory, partially offset by an increase in accounts payable. The decrease in accrued liabilities and other non-current liabilities was due to a decrease in accrued rebates, ship and debit reserve and income tax payable, as well as a decrease due to severance payments. The increase in inventory was primarily due to slower inventory turns and inventory acquired from Aquantia. The increase in accounts payable was mainly due to timing of payments.

Cash Flows from Investing Activities

For the nine months ended October 31, 2020, net cash used in investing activities of $96.5 million was primarily driven by purchases of property and equipment of $88.2 million, and purchases of technology licenses of $8.5 million.

For the nine months ended November 2, 2019, net cash used in investing activities of $525.4 million was primarily driven by net cash paid to acquire Aquantia of $477.6 million, purchases of property and equipment of $62.9 million and purchases of technology licenses of $1.9 million, partially offset by proceeds from sale of available for sale securities acquired from Aquantia of $18.8 million.

Cash Flows from Financing Activities

For the nine months ended October 31, 2020, net cash used in financing activities of $378.1 million was primarily attributable to $120.1 million for payment of our quarterly dividends, $100.0 million repayment of debt principal, $82.6 million tax withholding payments on behalf of employees for net share settlements, $76.8 million payments for technology license obligations, $25.2 million for repurchases of our common stock and $22.3 million payment of debt financing cost. These outflows were partially offset by $50.5 million proceeds from employee stock plans.

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

Contractual Obligations and Commitments

We presented our contractual obligations at February 1, 2020 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended October 31, 2020.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan and Revolving Credit Facility. See “Note 9 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1 percentage point would result in an increase or decrease in annual interest expense by approximately $2.4 million.

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

We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our condensed consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the unaudited condensed consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. There were no such investments on hand at October 31, 2020, aside from cash and cash equivalents.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

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

SUMMARY OF FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

•risks related to the impact of the COVID-19 pandemic or other future pandemics, on the global economy and on our customers, suppliers, employees and business;
•risks related to our ability to complete our planned merger with Inphi Corporation on a timely basis, or at all, and limitations and restrictions contained in the Merger Agreement;
•risks related to our ability to realize anticipated synergies in connection with the Inphi merger and other strategic transactions;
•risks related to changes in general economic conditions, such as the impact of Brexit on the economy in the E.U., political conditions, such as the recent tariffs and trade restrictions with China and other foreign nations, and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;
•risks related to the ability of our customers, particularly in jurisdictions such as China that may be subject to trade restrictions (including the need to obtain export licenses) to develop their own solutions or acquire fully developed solutions from third-parties;
•risks related to the extension of lead time due to supply chain disruptions, component shortages that impact the production of our products, and constrained availability from other electronic suppliers impacting our customers' ability to ship their products, which in turn may adversely impact our sales to those customers;
•risks related to cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;
•risks related to the effects of any future acquisitions, divestitures or significant investments;
•risks related to the highly competitive nature of the end markets we serve, particularly within the semiconductor and infrastructure industries;
•risks related to our dependence on a few customers for a significant portion of our revenue;
•risks related to our ability to execute on changes in strategy and realize the expected benefits from restructuring activities;
•risks related to our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•risks related to our ability to realize anticipated synergies in connection with our acquisitions and our loss of synergies in connection with our divestitures;
•risks related to any current and future litigation and regulatory investigations that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;
•risks related to gain or loss of a design win or key customer;
•risks related to seasonality or volatility related to sales into the infrastructure market;
•risks related to failures to qualify our products or our suppliers’ manufacturing lines;
•risks related to our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;
•risks related to failures to protect our intellectual property, particularly outside the U.S.;
•risks related to the potential impact of a significant natural disaster, including earthquakes, fires, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim;
•risks related to our ability to attract, retain and motivate a highly skilled workforce, especially managerial, engineering, sales and marketing personnel;
•risks related to our debt obligations;
•risks related to severe financial hardship or bankruptcy of one or more of our major customers; and
•risks related to failures of our customers to agree to pay for NRE (non-recurring engineering) costs or failure to pay enough to cover the costs we incur in connection with NREs.

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

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended in anticipation of the funding of our acquisition of Inphi. See the Risk Factor entitled “There can be no assurance that we will continue to declare cash dividends or effect share repurchases in any particular amount or at all, and statutory requirements under Bermuda Law may require us to defer payment of declared dividends or suspend share repurchases.”

We may become subject to claims or lawsuits by employees, customers, suppliers or other parties regarding actions we take in our operations in response to the COVID-19 pandemic.

Due to uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.

The impact of the COVID-19 pandemic can also exacerbate other risks discussed below in this Item 1A "Risk Factors" section.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR PROPOSED MERGER WITH INPHI

Our proposed acquisition of Inphi involves a number of risks, including, among others, the risk that we fail to complete the acquisition in a timely manner or at all, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risks associated with the reactions of customers, suppliers and employees.

On October 29, 2020, Marvell entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Marvell, Maui HoldCo, Inc., a Delaware corporation and a wholly owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd, a Bermuda exempted company and a wholly owned subsidiary of HoldCo (“Bermuda Merger Sub”), Indigo Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“Delaware Merger Sub”), and Inphi Corporation, a Delaware corporation (“Inphi”). Pursuant to the Merger Agreement: (i) Bermuda Merger Sub will be merged with and into Marvell (the “Bermuda Merger”), with Marvell continuing as a wholly owned subsidiary of HoldCo; and (ii) Delaware Merger Sub will be merged with and into Inphi (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”), with Inphi continuing as a wholly owned subsidiary of HoldCo. As a result of the transaction, the parent company will be domiciled in the United States upon closing of the transaction.

Our and Inphi’s obligations to consummate the proposed Mergers are subject to the satisfaction or waiver of certain conditions, including, among others: (i) approval by Marvell’s shareholders of the Merger Agreement and the Bermuda Merger; (ii) adoption by Inphi’s stockholders of the Merger Agreement; and (iii) the receipt of certain regulatory approvals.

The regulatory approvals required in connection with the proposed transaction may not be obtained or may contain materially burdensome conditions. If any conditions or changes to the structure of the proposed Mergers are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the proposed Mergers or reducing the anticipated benefits of the transaction to HoldCo. If we agree to any material conditions in order to obtain any approvals required to complete the proposed Mergers, HoldCo’s business and results of operations may be adversely affected.

In addition, the incurrence of substantial indebtedness in connection with the financing of the proposed Mergers will reduce HoldCo’s liquidity, and may limit HoldCo’s flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

If the proposed Mergers are not completed by June 30, 2021 (or March 1, 2022, if extended by either party in accordance with the terms of the Merger Agreement) under certain circumstances, including in the event receipt of certain required regulatory approvals has not been obtained, either Marvell or Inphi may choose to terminate the Merger Agreement. Marvell or Inphi may also elect to terminate the Merger Agreement in certain other circumstances, or they may mutually decide to terminate the Merger Agreement at any time prior to the effective time of the Delaware Merger, before or after obtaining shareholder approval, as applicable.

If the proposed Mergers are not completed, our stock price could fall to the extent that our current price reflects an assumption that we will complete it. Furthermore, if the proposed Mergers are not completed and the Merger Agreement is terminated, we would not realize any of the expected benefits of the proposed Mergers, and we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

• we could be required to pay a termination fee of up to $460 million;

• we will have incurred and may continue to incur costs relating to the proposed Mergers, many of which are payable by us whether or not the proposed Mergers are completed;

• matters related to the proposed Mergers (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;

• we may be subject to legal proceedings related to the proposed Mergers or the failure to complete the proposed Mergers;

• the failure to complete the proposed Mergers may result in negative publicity and a negative perception of us in the investment community; and

• any disruptions to our business resulting from the announcement and pendency of the proposed Mergers, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue to intensify in the event the proposed Mergers are not consummated.

The benefits we expect HoldCo to realize from the proposed Mergers will depend, in part, on HoldCo’s ability to integrate the businesses successfully and efficiently.

Furthermore, uncertainties about the proposed Mergers may cause our and/or Inphi’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our and/or Inphi’s ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our and/or Inphi’s existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Inphi; delay or defer other decisions concerning us or Inphi; or otherwise seek to change the terms on which they do business with us or Inphi. Any of the above could harm us and/or Inphi, and thus decrease the benefits we expect HoldCo to receive from the proposed Mergers.

The proposed Mergers may also result in significant charges or other liabilities, including taxes, that could adversely affect HoldCo’s results of operations, such as cash expenses and non-cash accounting charges incurred in connection with the acquisition and/or integration of the business and operations of Marvell and Inphi. The amount and timing of these possible charges are not yet known. Further, HoldCo’s failure to identify or accurately assess the magnitude of certain liabilities HoldCo is assuming in the proposed transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on HoldCo’s business, results of operations, financial condition or cash flows.

Until the completion of the Mergers or the termination of the Merger Agreement in accordance with its terms, Marvell and Inphi are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Marvell or Inphi and their respective shareholders.

Until the proposed Mergers are completed or the Merger Agreement is terminated, the Merger Agreement restricts Marvell and Inphi from taking specified actions without the consent of the other party, and requires Marvell and Inphi to conduct their respective business and operations in the ordinary course in all material respects and substantially in accordance with past practices. These restrictions may prevent Marvell and Inphi from making appropriate changes to their respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the proposed Mergers.

The Merger Agreement limits each of Marvell’s and Inphi’s ability to pursue alternative transactions, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit each of Marvell’s and Inphi’s ability to solicit, initiate, encourage or facilitate, or enter into discussions or negotiations with respect to, any inquiries regarding or the making of any proposal or offer that constitutes or could reasonably be expected to lead to an alternative transaction. In addition, under certain specified circumstances, Inphi is required to pay a termination fee of $300 million if the Merger Agreement is terminated and, under certain specified circumstances, Marvell is required to pay a termination fee of $400 (or in some cases $460) million if the Merger Agreement is terminated. It is possible that these or other provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Marvell or Inphi from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Marvell or Inphi than it might otherwise have proposed to pay.

Any delay in completing the Mergers may significantly reduce the benefits expected to be obtained from the Mergers.

In addition to the required regulatory clearances and approvals, the Mergers are subject to a number of other conditions that are beyond the control of Marvell and Inphi. The failure to satisfy these and other conditions may prevent, delay or otherwise materially and adversely affect completion of the Mergers. Marvell and Inphi cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required regulatory clearances and approvals could delay the completion of the Mergers for a significant period of time or prevent it from occurring. Any delay in completing the Mergers may significantly reduce the synergies projected to result from the Mergers and other benefits that Marvell and Inphi expect to achieve if they complete the Mergers within the expected timeframe and integrate their respective businesses.

There can be no assurance that Marvell will be able to secure the funds necessary to pay the cash portion of the Merger consideration and refinance certain existing indebtedness on acceptable terms, in a timely manner or at all.

HoldCo intends to fund the cash portion of the Merger consideration to be paid to holders of Inphi common stock with new debt. To this end, Marvell and HoldCo have entered into two debt commitment letters containing commitments for a $1.5 billion senior unsecured term loan facility and a $2.5 billion senior 364-day bridge term loan facility. However, neither Marvell nor HoldCo has entered into definitive agreements for the debt financing (or other financing arrangements in lieu thereof), and the obligation of the lenders to provide the debt financing under the debt commitment letter is subject to a number of customary conditions. There can be no assurance that Marvell or HoldCo will be able to obtain the debt financing pursuant to the debt commitment letters.

In the event that the debt financing contemplated by the debt commitment letters is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If Marvell or HoldCo is unable to obtain debt financing, the proposed Mergers may be delayed or not be completed.

Litigation filed against Marvell and Inphi could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.

Marvell, Inphi and members of their respective boards of directors may in the future be parties, among others, to various claims and litigation related to the Merger Agreement and the Merger, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters may seek to enjoin the Mergers. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Mergers from being completed in a timely manner. Moreover, litigation could be time consuming and expensive, could divert the attention of Marvell’s and Inphi’s management away from their regular businesses, and, if adversely resolved against either Marvell or Inphi, could have a material adverse effect on Marvell’s or Inphi’s respective financial condition or the condition of the combined company.

Failure to successfully integrate the businesses of Marvell and Inphi in the expected time frame may adversely affect HoldCo’s future results.

Marvell and Inphi entered into the Merger Agreement with the expectation that the Mergers will result in various benefits, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, the businesses of Marvell and Inphi must be successfully integrated. Historically, Marvell and Inphi have been independent companies, and they will continue to be operated as such until the completion of the Mergers. The integration may be complex and time consuming and may require substantial resources and effort. The management of HoldCo may face significant challenges in consolidating the operations of Marvell and Inphi, integrating the technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies and retaining key personnel. If the companies are not successfully integrated, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR STRATEGIC TRANSACTIONS

Recent, current and potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

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

For example:

•On September 19, 2019, we completed the acquisition of Aquantia Corp. (“Aquantia”);

•On November 5, 2019, we completed the acquisition of Avera Semiconductor, the Application Specific Integrated Circuit (ASIC) business of GlobalFoundries (“Avera”);

•On December 6, 2019, we sold NXP USA, Inc. certain assets related to our Wi-Fi Connectivity business; and

•On October 29, 2020, we entered into the Merger Agreement with Inphi.

Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges. Any acquired business, technology, service or product could significantly underperform relative to our expectations and may not achieve the benefits we expect on a timely basis or at all. Given that our resources are limited, our decision to pursue a transaction has opportunity costs; accordingly, if we pursue a particular transaction, we may need to forgo the prospect of entering into other transactions that could help us achieve our strategic objectives.

When we decide to sell assets or a business, we may have difficulty selling on acceptable terms in a timely manner or at all. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expense, or we may sell a business at a price or on terms that are less favorable than we had anticipated, resulting in a loss on the transaction.

If we do enter into agreements with respect to acquisitions, divestitures, or other transactions, these transactions, or parts of these transactions, may fail to be completed due to factors such as: failure to obtain regulatory or other approvals; disputes or litigation; or difficulties obtaining financing for the transaction.

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

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium, which was completed in fiscal year 2019. In fiscal year 2020, we used cash and indebtedness to finance our acquisition of Aquantia and indebtedness to finance our acquisition of Avera. As of December 11, 2019, we repaid the entire amount of the indebtedness related to the Aquantia and Avera acquisitions. In addition, Marvell and HoldCo intend to fund the cash portion of the Merger consideration and other fees and expenses required to be paid in connection with the Mergers with new debt. Our use of cash to fund our current and future acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business.

Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of tariffs and export regulations, have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, the recent U.S. government export restrictions on a number of Chinese customers, such as Huawei Technologies Co. Ltd., and others have dampened demand for our products, adding to the already challenging macroeconomic environment. An increasing number of Marvell products require licenses for export to Huawei and other companies on the Entity List; there can be no assurances that such licenses will be approved by the U.S. Government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government has adopted a new law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers' products which use our solutions, such as hard disk drives, may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. If export restrictions related to Chinese customers are sustained for a long period of time, or if other export restrictions were to be imposed as a result of current trade tensions such as restrictions on trade with other countries, it could have an adverse impact on our revenues and results of operations. Recently, the U.S. has announced prohibitions on certain “transactions” including without limitation “any acquisition, importation, transfer, installation, dealing in, or use of any information and communications technology or service” involving TikTok and WeChat. We are continuing to evaluate the impact of these prohibitions on our business, but these actions, in addition to the executive order last year on securing the information and communications technology and services supply chain, may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 81% and 83% of our net revenue in the three months ended October 31, 2020 and November 2, 2019, respectively.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during the third quarter of fiscal 2021, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our two largest customers, including this distributor, represented 16% of our net revenue for the three months ended October 31, 2020. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

In addition, the semiconductor industry has experienced increased consolidation over the past several years. For example, Microchip Technology acquired Microsemi in May 2018 and ON Semiconductor purchased Quantenna Communications, Inc. in June 2019, NVIDIA Corporation acquired Mellanox Technologies on April 27, 2020 and Infineon acquired Cypress Semiconductors on April 16, 2020. In July 2020, Analog Devices Inc. announced its intent to merge with Maxim Integrated Products Inc. In September 2020, NVIDIA announced its intent to acquire Arm Limited. We license technology from Arm Limited and would be adversely impacted if the pricing for, or availability of, the relevant technology is changed in an adverse manner as a result of this transaction. In October 2020, AMD announced its intent to acquire Xilinx, Inc. Consolidation among our competitors has led, and in the future could lead, to a changing competitive landscape, capabilities and market share, which could put us at a competitive disadvantage and harm our results of operations.

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

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time and shifts in our product mix as well as the price increase of certain components and testing and assembly.

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

Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted by increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates as well as excess inventory and inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities. Any increase in the price of components used in our products will adversely affect our gross margins.

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

For example, in response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have begun to experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our networking products.

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

The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in some of the countries in which we do business. We can provide no assurance that changes in tax laws and additional investigations as a result of this project would not have an adverse tax impact on our international operations. In addition, the European Union (“EU”) has initiated its own measures along similar lines. In December 2017, the EU identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. To avoid EU “blacklisting”, both Bermuda and Cayman Islands introduced new legislation in December 2018, which came into force on January 1, 2019. These new laws require Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda to comply with the economic substance requirements. It is still not clear how the Bermuda and Cayman Islands authorities will interpret and enforce these new rules. To the extent that we are required to maintain more of a presence in Bermuda or the Cayman Islands, such requirements will increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions.

In addition, in a prior period, the Company transferred certain intellectual property to a related entity in Singapore. The impact to the Company was determined based on our determination of the fair value of this property, which required management to make significant estimates and to apply complex tax regulations in multiple jurisdictions. In a future period, local tax authorities may challenge the fair value determinations made by the Company, which could adversely impact our expected tax benefits from this transaction.

On October 29, 2020, the Company entered into a definitive agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), Maui HoldCo, Inc., Maui Acquisition Company Ltd., a Bermuda exempted company and a wholly owned subsidiary of HoldCo (“Bermuda Merger Sub”), and Indigo Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“Delaware Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will acquire Inphi with cash and stock consideration. Pursuant to the Merger Agreement: (i) Bermuda Merger Sub will be merged with and into Marvell (the “Bermuda Merger”), with Marvell continuing as a wholly owned subsidiary of HoldCo; and (ii) Delaware Merger Sub will be merged with and into Inphi (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”), with Inphi continuing as a wholly owned subsidiary of HoldCo. As a result of this transaction, upon closing, the parent company will be domiciled in the US and not Bermuda. As a result, the combined group will be subject to taxation in the US, which currently has federal tax rate of 21%. This may cause our overall effective tax rate to increase significantly versus our current corporate effective tax rate as a Bermuda-domiciled company, which could materially impact our financial results, including our earnings and cash flow, for periods after the completion of the proposed Mergers.

Our profitability and effective tax rate could be impacted by unexpected changes to our statutory income tax rates or income tax liabilities. Such changes might include changes in tax law or regulations, changes to our geographic mix of earnings, changes in the valuation of deferred tax assets and liabilities, changes in our supply chain and changes due to audit assessments. In particular, the tax benefits associated with our transfer of intellectual property to Singapore are sensitive to future profitability and taxable income in Singapore, audit assessments, and changes in applicable tax law. Our current corporate effective tax rate fluctuates significantly from period to period, and is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions.

WE ARE SUBJECT TO RISKS RELATED TO OUR ASSETS

We are exposed to potential impairment charges on certain assets.

We had approximately $5.3 billion of goodwill and $2.4 billion of acquired intangible assets on our unaudited condensed consolidated balance sheet as of October 31, 2020. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

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

We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines. In addition, we are subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in compliance with such laws and regulations. Our compliance programs rely in part on compliance by our suppliers, vendors and distributors. To the extent such third parties don't comply with these obligations our business, operations and reputation may be adversely impacted. If we violate or fail to comply with any of the above requirements, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our current or future business.

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

In connection with some of our acquisitions, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) where we have agreed to implement certain cyber security, physical security and training measures and supply agreements to protect national security. A portion of the business we acquired in the Avera acquisition requires facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Because we are organized in Bermuda, we have entered into agreements with the U.S. Department of Defense with respect to FOCI mitigation arrangements that relate to our operation of the portion of the Avera business involving facility clearances. These measures and arrangements may materially and adversely affect our operating results due to the increased cost of compliance with these measures. If we fail to comply with our obligations under these agreements, our ability to operate our business may be adversely affected. As a result of the proposed transaction with Inphi, our parent company will be domiciled in the United States upon closing of the transaction. As a result, we plan to request to be released from some of the above obligations. We can offer no assurance that such a request will be granted in a timely manner or at all.

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

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement. The Credit Agreement provides for a $900.0 million Term Loan. The Term Loan will mature on July 6, 2021. As of October 31, 2020, the outstanding principal balance of the Term Loan amounted to $350 million. See “Note 9 - Debt” for discussion of the debt financing in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K.

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

In addition, we intend to pay the cash portion of the consideration for the Mergers and other fees and expenses required to be paid in connection with the Mergers from cash on hand and borrowings. We have obtained financing commitments for (i) a $2.5 billion senior 364-day bridge term loan facility (the “Bridge Facility”) pursuant to a commitment letter (the “Bridge Commitment Letter”) dated as of October 29, 2020, with JPMorgan Chase Bank, N.A. (“JPMorgan”), and (ii) a $1.5 billion senior unsecured term loan facility comprised of a $750.0 million 3-year term loan tranche (the “3 Year Term Loan”) and a $750.0 million 5-year term loan tranche (the “5-Year Term Loan,” and collectively with the 3-Year Term Loan, the “Term Loan Facility”) pursuant to a facilities commitment letter (the “Facilities Commitment Letter” and, together with the Bridge Commitment Letter, the “Debt Commitment Letters”) dated as of October 29, 2020, with JPMorgan. Pursuant to the Debt Commitment Letters, subject to the terms and conditions set forth therein, JPMorgan has committed to provide the full amount of the Bridge Facility and the Term Loan Facility. The funding of the Bridge Facility provided for in the Bridge Commitment Letter and the funding of the Term Loan Facility provided for in the Facilities Commitment Letter, in each case, is contingent upon the satisfaction of customary conditions, including (i) execution and delivery of definitive documentation with respect to the Bridge Facility and Term Loan Facility in accordance with the terms set forth in the applicable Commitment Letters and (ii) consummation of the Mergers in accordance with the Merger Agreement. The actual documentation governing the Bridge Facility and the Term Loan Facility has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the applicable Debt Commitment Letters. Availability under the Bridge Facility will be reduced by the net cash proceeds from customary mandatory commitment reduction and prepayment events from issuances of equity, the incurrence of certain other debt or the sale of available assets, in each case subject to limited exceptions. We expect to replace some or all of the Bridge Facility prior to the closing of the Mergers with permanent financing comprised of senior unsecured notes. There can be no assurance that the permanent financing will be completed.

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

GENERAL RISK FACTORS

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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of October 31, 2020. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended in anticipation of the funding of our acquisition of Inphi. Although share repurchases were temporarily suspended during this time, as of October 31, 2020, there was $564.5 million remaining available for future share repurchases of the authorization.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended October 31, 2020.

Issuer Purchases of Equity Securities

Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic. As a result, the Company did not repurchase any shares during the three months ended October 31, 2020. Although share repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current share repurchase program.

Item 5. Other Information

Change of Address.

Effective as of October 31, 2020, the Company's principal executive offices moved to Victoria Place, 5th Floor 31 Victoria Street, Hamilton HM 10, Bermuda. This change in address is not related to the proposed changes in our structure related to the closing of the transaction with Inphi.

Compensatory Arrangements of Certain Officers.

As part of the offer letter that Marvell Technology Group Ltd. (the “Company”) entered into in connection with the recruitment of Mr. Matthew J. Murphy as President and Chief Executive Officer in 2016, the Company entered into a Severance Agreement with Mr. Murphy that provided for certain severance benefits should he be terminated in the future. Following the Company’s annual review of executive severance agreements, on December 1, 2020, the parties extended the agreement’s duration and made certain other changes. The terms of the amended Severance Agreement are summarized below.

If Mr. Murphy’s employment is terminated by the Company for other than “Cause” or if he resigns for “Good Reason” (both as defined in the Severance Agreement), provided he executes and does not revoke a release of claims in a form provided by the Company, he will receive: (a) a lump sum separation payment equal to the sum of two times his then annual base salary, (b) 100% of his target incentive bonus, (c) reimbursement for 12 months of medical insurance premiums, and (d) acceleration of certain equity grants as described below. For each Equity Award (as defined in the Severance Agreement) subject only to time-based vesting, the vesting will be accelerated as if Mr. Murphy had remained employed through the date 18 months following the termination of employment date, and (b) for each Equity Award subject to performance-based vesting to the extent that the performance measurement has been completed and shares based on that performance will vest thereafter solely based on time, the vesting will be accelerated as if Mr. Murphy had remained employed through the date 18 months following the termination of employment date. There shall be no acceleration with respect to that portion of any Equity Awards based on performance where the performance measurement has not been achieved.

The amended Severance Agreement shall terminate upon the later of (i) January 1, 2023 or (ii) if Mr. Murphy is terminated involuntarily by the Company without Cause prior to January 1, 2023, the date that all of the obligations of the parties hereto with respect to this agreement have been satisfied.

The foregoing description of the amended Severance Agreement is qualified in its entirety by reference to the full text of the agreement filed as Exhibit 10.6 incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	000-30877	2.1	October 30, 2020
10.1#	Amended and Restated 1995 Stock Option Plan, amended through September 2020				Filed herewith
10.2#	Form of Stock Unit Agreement and Notice of Grant for use with 1995 Stock Option Plan (amended as of September 2020)				Filed herewith
10.3#	2000 Employee Stock Purchase Plan Form of Subscription Agreement as amended September 2020				Filed herewith
10.4	Commitment Letter, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Maui HoldCo, Inc., and JPMorgan Chase Bank, N.A.	8-K	000-30877	10.1	October 30, 2020
10.5	Facilities Commitment Letter, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Maui HoldCo, Inc. and JPMorgan Chase Bank, N.A.	8-K	000-30877	10.2	October 30, 2020
10.6	Severance Agreement with Matt Murphy as amended December 1, 2020				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	The cover page for this Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)				Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: December 4, 2020	By:	/s/ JEAN HU
Jean Hu
Chief Financial Officer
(Principal Financial Officer)