Form 10-K
period 2021-01-30
MARVELL TECHNOLOGY GROUP LTD
filed 2021-03-16
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
(Address of principal executive offices)
(441) 294-8000
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $24,357,535,058 based upon the closing price of $36.47 per share on the Nasdaq Global Select Market on July 31, 2020 (the last business day of the registrant’s most recently completed second quarter).
As of March 9, 2021, there were 675.7 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2021 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

PART I
Item 1. Business
Our Company
Marvell Technology Group Ltd., together with its consolidated subsidiaries (“Marvell,” the “Company,” “we,” or “us”) is a global fabless semiconductor solutions provider of high-performance data infrastructure products. We leverage our extensive and growing technology portfolio of intellectual property in the areas of analog, mixed-signal, compute, digital signal processing, networking, security, and storage to address critical data infrastructure needs spanning performance, power, latency and scalability. Our integrated circuit solutions are architected and designed to move, store, process and secure the world’s data faster and more reliably than anyone else. We offer essential technology to service the mounting compute, networking, security and storage requirements of the automotive, carrier, data center and enterprise data infrastructure markets. We currently are incorporated in Bermuda.
Recent Developments
On October 29, 2020, we entered into a merger agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), whereby we will pay Inphi's stockholders $66 per share in cash and 2.323 common shares for each Inphi share, which represented purchase consideration of approximately $10 billion as of that date. We intend to fund the cash consideration with $4.0 billion in debt financing, and have obtained commitments consisting of $2.5 billion of bridge loan commitments, $875 million of commitments for a 3-year term loan facility and $875 million of commitments for a 5-year term loan facility, in each case, from a syndicate of financial institutions, including, and arranged by, JPMorgan Chase Bank, N.A., and in each case the availability of such facilities are subject to customary terms and conditions, including completion of the merger with Inphi in accordance with the Merger Agreement. The transaction is not subject to any financing condition.
The transaction is expected to close in the second half of calendar 2021, pending approval by Inphi's and our stockholders, as well as regulatory approval and satisfaction of other customary closing conditions. As a result of the transaction, we, as the parent company, will be domiciled in the United States upon closing of the transaction. For periods after closing, the combined company will be subject to taxation in the United States, which may adversely impact our future effective tax rates and tax liabilities. A fee of up to $460 million may be payable by us or $300 million payable by Inphi upon termination of the transaction, as more fully described in the Merger Agreement. If the Merger Agreement is terminated due to failure to obtain stockholder approval, the party whose stockholders did not approve the transaction will be obligated to reimburse the other party up to $25 million for its merger related fees and costs.
Inphi is a global leader in high-speed data movement enabled by optical interconnects. Their product portfolio includes laser drivers, TIA (Trans-Impedance Amplifiers), PAM (Pulse Amplitude Modulation) and Coherent DSPs (Digital Signal Processors) and data center interconnects. The Company and Inphi both have growing positions in carrier and datacenter, and we anticipate that Inphi’s high-speed electro-optics platform will add to our storage, networking, compute, and security portfolio. Inphi’s electro-optics portfolio along with our copper Ethernet PHY franchise is expected to create an industry-leading highspeed data interconnect platform serving the enterprise, carrier, data center, and automotive end markets.
Our registered and mailing address is Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda, and our telephone number there is (441) 294-8000. The address of our U.S. operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries, including China, India, Israel, Japan, Singapore, South Korea, Taiwan and Vietnam. Our fiscal year ends on the Saturday nearest January 31.
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
Our current product offerings are primarily in two broad product categories: networking and storage. Our networking products include custom ASICs, ethernet solutions and processors. These products address all four of our focus data infrastructure markets: automotive, carrier, data center and enterprise. In storage, we are a market leader in fibre channel products and data storage controller solutions primarily addressing data center, enterprise, and edge computing markets.
The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Year Ended
	January 30, 2021		February 1, 2020		February 2, 2019
	(in millions, except for percentages)
Networking	$1,683	57%	$1,377	51%	$1,313	46%
Storage	1,152	39%	1,138	42%	1,377	48%
Other	134	4%	184	7%	176	6%
Total	$2,969		$2,699		$2,866

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

Our OCTEON Fusion-M family of wireless baseband infrastructure processors is a highly scalable product family supporting enterprise small cells, high capacity outdoor picocells and microcells all the way up to multi-sector macrocells for multiple wireless protocols including 5G. The key features include highly optimized processor cores, a highly efficient caching subsystem, high memory bandwidth digital signal processing engines along with a host of hardware accelerators. Additionally, multiple OCTEON Fusion-M chips can be cascaded for even denser deployments or higher order multiple-input and multiple-output, or MIMO. Our OCTEON Fusion-M processors have also been designed into 5G base station radio units to enable Massive MIMO (Multiple Input Multiple Output) antenna and advanced Beamforming implementations.
Our NITROX security processor family provides the functionality required for Layer 3 to Layer 5 secure communication in a single chip. These single chip, custom-designed processors provide complete security protocol processing, encryption, authentication and compression algorithms to reduce the load on the system processor and increase total system throughput. The LiquidSecurity product family is a high-performance hardware-based transaction security solution for cloud data center and enterprise applications. It addresses the high-performance security requirements for private key management and administration. This family is available as an adapter with complete software or as a standalone appliance.
Our LiquidIO Server Adapter family is a high-performance, general-purpose programmable adapter platform that enables cloud data centers and enterprises to offload their server processors for higher performance and power efficiencies. The LiquidIO Server Adapter family is supported by a feature rich software development kit that allows customers and partners to develop high-performance SDN (software defined networking) applications with packet processing, switching, security, tunneling, quality of service, and metering.
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
Our SSD controller products leverage our strong HDD controller know-how and system-level expertise. We integrate several of our HDD controller IPs with our flash technologies to deliver optimal solutions for data center, enterprise and client computing markets. Our SSD controller products integrate hardware and firmware components to help accelerate our customers’ time to market and maximize the capabilities of our solutions. Like our HDD controllers, our SSD controllers support all the high-volume SSD host system interfaces, including SAS, SATA, peripheral component interconnect express (“PCIe”), non-volatile memory express (“NVMe”) and NVMe over Fabrics (“NVMe-oF”).
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
Other Products
Our other products primarily include printer SoC products. Our printer SoC products power many of today’s laser and ink printers and multi-function peripherals.

Financial Information about Segments and Geographic Areas
We have determined that we operate in one reportable segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 17 - Segment and Geographic Information” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our international operations.
Customers, Sales and Marketing
Our target customers are original equipment manufacturers and original design manufacturers, both of which design and manufacture end market devices. Our sales force is strategically aligned along key customer lines in order to offer fully integrated platforms to our customers. In this way, we believe we can more effectively offer a broader set of content into our key customers’ end products, without having multiple product groups separately engage the same customer. We complement and support our direct sales force with manufacturers’ representatives for our products in North America and Europe. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third-party logistics providers who maintain warehouses in close proximity to our customers’ facilities. We expect that a significant percentage of our sales will continue to come from direct sales to key customers.
We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. Our marketing team works in conjunction with our field sales and application engineering force, and is organized around our product groups.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During fiscal year 2021 and 2020, there was no net revenue attributable to a customer, other than one distributor, whose revenues as a percentage of net revenue was 10% or greater of total net revenues. Net revenue attributable to significant customers whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Customer:
Western Digital	*	*	12%
Toshiba **	*	*	11%
Seagate	*	*	10%
Distributor:
Wintech	13%	12%	*

* Less than 10% of net revenue
** The percentage of net revenue reported for Toshiba for fiscal year 2019 excludes net revenue of Toshiba Memory Corporation after Toshiba divested Toshiba Memory Corporation during fiscal year 2019.
Inventory and Working Capital
We place firm orders with our suppliers generally up to 32 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times were extended from 16 weeks in the prior year based on the manufacturing process and current capacity at the foundries and substrate suppliers. We often maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules.
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
Governmental Regulations
Import/Export, National Security and Other Regulations Related to International Operations and Ownership
We are subject to laws and regulations worldwide, which may differ among jurisdictions, affecting our operations in areas including, but not limited to: intellectual property ownership and infringement; tax; import and export requirements; anti-corruption; foreign exchange controls and cash repatriation restrictions; conflict minerals; data privacy requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. For example, government export regulations apply to the encryption or other features contained in some of our products.
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
Primarily as a result of our acquisition of Avera, we are now a party to certain contracts with the U.S. government and its subcontractors. Our contracts with government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance.
See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for additional information on regulatory matters.
Environmental Management
We are also subject to environmental rules and regulations in multiple jurisdictions, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive),China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, and California Safe Drinking Water and Toxic Enforcement Act of 1986.
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

Intellectual Property
Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of January 30, 2021, we have approximately 9,400 active U.S. and foreign patents issued and approximately 1,100 U.S. and foreign patent applications pending on various aspects of our technology. While we believe the duration of our patents generally covers the expected lives of our products, our patents may not collectively or individually cover every feature on innovation in our product. In addition, our efforts may not be sufficient to protect our intellectual property from misappropriation or infringement. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.
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
In addition, we have in the past and may in the future be sued by other parties who claim that we have infringed their patents or misappropriated or misused other intellectual property rights, or who may seek to invalidate one or more of our patents, trademarks, or other rights. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K and “Note 12 - Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.
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
•the development execution, timing and success of enhanced and new product introductions by us, our customers and our competitors;
•the emergence, rate of adoption and acceptance of new industry standards;
•market demand trends;
•competitive tactics;
•our ability to obtain adequate foundry capacity with the appropriate technological capability; and
•the number and nature of our competitors in a given market.

Our major competitors for our products include Broadcom Limited, Intel Corporation, Microchip Technology Inc., NXP Semiconductors N.V., Phison Electronics Corporation, Realtek Semiconductor Corporation, Silicon Motion Technology Corporation and Socionext Inc. We expect increased competition in the future from both emerging and established companies, as well as from alliances among competitors, customers or other third parties, any of which could acquire significant market share. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K for a discussion of competitive risks associated with our business.

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
Human Capital
Marvell’s human capital objectives are to attract, retain and develop high quality talent with the technical and other skills necessary to execute on our business objectives. To support these objectives, Marvell’s human resources programs, which include talent acquisition, total rewards, and learning and development, are designed to train and facilitate internal talent mobility to create a high-performing, diverse workforce. Our programs are designed to reward and support employees through competitive pay and benefits as well as enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive and develop talent to prepare them for critical roles and leadership positions for the future.
Our Board of Directors and Board committees provide oversight on certain human capital matters. The Audit Committee provides oversight of business risks and the Company’s Code of Business Conduct and Ethics, both of which have relevance for human capital. The Nominating and Governance Committee of the Board has oversight for Marvell’s Environment, Society and Governance (ESG) strategy, which includes talent attraction and retention and inclusion and diversity. The Executive Compensation Committee provides oversight of the Company’s overall compensation philosophy, policies and programs, and assesses whether the Company’s compensation establishes appropriate incentives for executive officers and employees.
The Company employed 5,340 people as of January 30, 2021. As of January 30, 2021, our global workforce was comprised of approximately: 99% full time employees and 1% part time employees. Our employees sit across three geographical regions: 50% of employees are based in North America, 38% are in APAC (which includes India) and 12% are in EMEA.
We continually monitor employee turnover, as given the nature of our business, our success depends upon highly trained personnel with the technical skills necessary to execute on our business objectives. We believe the combination of competitive compensation and career growth and development opportunities help to increase employee tenure and reduce voluntary turnover. Intern and entry level professional new hires are an important part of our overall talent pipeline and strategy, as students and entry level professionals often have knowledge in the latest research and innovations, and we want Marvell to benefit from that knowledge.
Competitive Compensation and Benefits
We provide employee wages that we believe are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location. We evaluate the effectiveness of our executive compensation and benefit programs and compare those programs against those of our peers within the industry. We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with performance. Marvell provides comprehensive and affordable health and wellness coverage to all our employees.
Culture, Engagement and Development
Marvell is a dynamic, interactive, high-energy workplace, where people are self-motivated and encouraged to make a difference.
We have defined four core behaviors to help guide our actions and interactions with people both inside and outside the company:
•Act with integrity and treat everyone with respect,
•Innovate to solve customer needs,
•Execute with thoroughness and rigor, and
•Help others achieve their objectives.

Our focus is on creating an environment where people feel respected, valued and engaged. Employee feedback is one way for us to know how we are doing and where we can do better. We regularly conduct Voice of the Employee and other surveys. This is a valuable opportunity for all employees to provide open, candid, confidential feedback about what it's like to work at Marvell. We offer a variety of employee training programs, including management training programs aligned with the level of managers, technical training, mandatory compliance trainings and voluntary professional development opportunities. In addition, we organize a wide range of employee events designed to foster a sense of community at Marvell.
The COVID-19 pandemic has presented challenges for all individuals and businesses. Our leadership has continued to engage and support employees through the pandemic in a range of ways, including sending frequent communication and resources, providing a number of four day “recharge weekends”, and surveying employees on the experience of working from home. See the Health & Safety section below for more details.
Inclusion & Diversity
At Marvell, we value the uniqueness that an inclusive and diverse global team brings to our company, and we are focused on creating an environment that leverages the perspectives and contributions of each employee. As one part of our ongoing efforts to strengthen our inclusion and diversity, we began to release regular updates to our diversity data to enable our investors, partners and employees to track our progress.

Health & Safety
Marvell is committed to protecting the health and safety of all individuals, including employees, contractors and vendors, affected by our activities. In this regard, we continuously seek to reduce workplace hazards and risks.
The COVID-19 pandemic placed new emphasis on health and safety at Marvell, and we took various steps to promote the health, safety and wellness of our employees during the ongoing crisis.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE CORONAVIRUS (COVID-19) PANDEMIC

We face risks related to the COVID-19 pandemic which currently has, and may continue in the future to, significantly disrupt and adversely impact our manufacturing, research and development, operations, sales and financial results.

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

Our efforts to manage these impacts may be unsuccessful, and the ultimate impact of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of the COVID-19 pandemic, the availability, widespread distribution and use of safe and effective vaccines and the actions taken to contain its spread and mitigate its public health and economic effects. Due to the uncertainty regarding the severity and duration of the COVID-19 pandemic and related public health measures and macroeconomic impacts, at this time we are unable to predict the full impact of the COVID-19 pandemic on our business, financial condition, operating results and cash flows. In addition, the impacts of the COVID-19 pandemic will be exacerbated the longer the pandemic continues.

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

On October 29, 2020, Marvell entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Marvell, Marvell Technology, Inc. (f/k/a Maui HoldCo, Inc.), a Delaware corporation and a wholly owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd, a Bermuda exempted company and a wholly owned subsidiary of HoldCo (“Bermuda Merger Sub”), Indigo Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“Delaware Merger Sub”), and Inphi Corporation, a Delaware corporation (“Inphi”). Pursuant to the Merger Agreement: (i) Bermuda Merger Sub will be merged with and into Marvell (the “Bermuda Merger”), with Marvell continuing as a wholly owned subsidiary of HoldCo; and (ii) Delaware Merger Sub will be merged with and into Inphi (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”), with Inphi continuing as a wholly owned subsidiary of HoldCo. As a result of the transaction, the parent company will be domiciled in the United States upon closing of the transaction.

Our and Inphi’s obligations to consummate the proposed Mergers are subject to the satisfaction or waiver of certain conditions, including, among others: (i) approval by Marvell’s shareholders of the Merger Agreement and the Bermuda Merger; (ii) adoption by Inphi’s stockholders of the Merger Agreement; and (iii) the receipt of certain regulatory approvals. In addition to these requirements, the Merger is subject to potential delays or disruptions resulting from the COVID-19 pandemic, litigation, and the ability of HoldCo and Marvell to obtain necessary financing.

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

HoldCo intends to fund the cash portion of the Merger consideration to be paid to holders of Inphi common stock with new debt. To this end, Marvell and HoldCo have entered into a bridge commitment letter containing commitments for a $2.5 billion senior 364-day bridge loan and a term loan credit agreement containing commitments for $1.75 billion senior unsecured term loan facilities (consisting of a $875 million 3-year term loan facility and a $875 million 5-year term loan facility). There can be no assurance that Marvell or HoldCo will be able to obtain the debt financing pursuant to the bridge commitment letter or the term loan credit agreement, as applicable.

In the event that the debt financing contemplated by the bridge commitment letter or the term loan credit agreement, as applicable, is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If Marvell or HoldCo is unable to obtain debt financing, the proposed Mergers may be delayed or not be completed.

Litigation filed against Marvell and Inphi could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.

Marvell, Inphi, and the boards of directors of both companies currently are and may in the future be parties, among others, to various litigations related to the Merger Agreement and the Merger, including putative shareholder class actions. Five lawsuits have been filed against Inphi and the Inphi Board in federal court: Wang v. Inphi Corp., et. al. (filed December 24, 2020, Northern District of California); Cohen v. Inphi Corp., et al. (filed January 5, 2021, Southern District of New York); Jones v. Inphi Corp., et al. (filed January 8, 2021, Eastern District of New York); Rosenfeld v. Inphi Corp., et al. (filed January 20, 2021, Northern District of California); and Kearny v. Inphi Corp., et al. (filed January 29, 2021, Northern District of California). Two additional federal complaints have been filed against Inphi, its board of directors, and certain Marvell entities involved in the Merger: MacIntosh v. Inphi Corp., et al. (filed December 30, 2020, Southern District of New York) and Poe v. Inphi Corp., et al. (filed January 16, 2021, District of Delaware). Three lawsuits have been filed against only Marvell and its board of directors in federal court: Raul v. Marvell Tech. Group Ltd., et al. (filed January 8, 2021, Southern District of New York); Cardone v. Marvell Tech. Group Ltd., et al. (filed January 11, 2021, Eastern District of New York); and Schumacher v. Marvell Tech. Group, Ltd., et al. (filed January 16, 2021, District of Delaware). All ten lawsuits assert claims for violation of Section 14(a) of and Rule 14a-9 promulgated under the Exchange Act based on allegations that the registration statement on Form S-4 filed by Marvell with the SEC on December 22, 2020 omits material information. The complaints also assert control person claims under Section 20(a) of the Exchange Act against the Marvell and Inphi boards of directors. One of the complaints that names only Inphi and its board of directors asserts an additional claim for breach of fiduciary duty. As set forth in the Merger Agreement, no settlement of litigation related to the Merger may be agreed to by Inphi without the prior written consent of Marvell.

Among other remedies, the plaintiffs in such matters are seeking to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, the pending litigation and any future additional litigation could be time consuming and expensive, could divert Marvell’s and Inphi’s management’s attention away from their regular businesses, and, if any one of these lawsuits is adversely resolved against either Marvell or Inphi, could have a material adverse effect on Marvell’s or Inphi’s respective financial condition or the condition of the combined company.

If a settlement or other resolution is not reached in the potential lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting Marvell’s or Inphi’s ability to complete the Merger on the terms contemplated by the Merger Agreement, or there is a pending or overtly threatened legal proceeding brought by a governmental party as described above, then the Merger may not become effective in a timely manner or at all.

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

The Change in Jurisdiction Resulting from the Mergers may impact the Rights of our Shareholders

Currently, the rights of Marvell shareholders arise under Bermuda law, the Marvell Memorandum of Association and the Marvell Bye-Laws. Upon completion of the Mergers, Marvell will become a wholly owned subsidiary of HoldCo, a Delaware corporation, and former Marvell shareholders will become HoldCo shareholders. The rights of former Marvell shareholders who become HoldCo shareholders will be governed by the HoldCo Charter and the HoldCo Bylaws, as well as U.S. federal law and Delaware law. As a result, some of the rights of HoldCo shareholders could differ from the rights Marvell shareholders currently possess. For example, the HoldCo Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of HoldCo that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which Delaware law confers jurisdiction upon the Court of Chancery. The federal district courts of the United States, to the fullest extent permitted by law, will be the exclusive forum for any complaint asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to actions arising under the Exchange Act. Since Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, a state court may permit a defendant to pursue an action arising under the Securities Act in state court. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to the exclusive forum provision in the HoldCo Charter, a court of a state other than the State of Delaware could decide that such provisions are not enforceable under the laws of that state. The provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with HoldCo or its directors, officers, employees or stockholders, which may discourage such lawsuits against HoldCo and its directors, officers, employees or stockholders. Alternatively, if a court were to find the choice of forum provision contained in the HoldCo Charter to be inapplicable or unenforceable in an action, HoldCo may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations. In addition, while class actions are generally not available to shareholders under Bermuda law, such actions are generally available under Delaware law. Thus, HoldCo may be subject to more shareholder litigation than Marvell and costly litigation could have a material adverse effect on the financial condition of HoldCo.

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

We used a significant portion of our cash and incurred substantial indebtedness in connection with the financing of our acquisition of Cavium, which was completed in fiscal year 2019. In fiscal year 2020, we used cash and indebtedness to finance our acquisition of Aquantia and indebtedness to finance our acquisition of Avera. As of December 11, 2019, we repaid the entire amount of the indebtedness related to the Aquantia and Avera acquisitions. In addition, Marvell and HoldCo intend to fund the cash portion of the Merger consideration and other fees and expenses required to be paid in connection with the Mergers with new debt. Our use of cash to fund our current and future acquisitions has reduced our liquidity and may (i) limit our flexibility in responding to other business opportunities and (ii) increase our vulnerability to adverse economic and industry conditions. Furthermore, the Merger financing agreements contain negative covenants, limitations on indebtedness, liens, sale and leaseback transactions and mergers and other fundamental changes. Marvell’s ability to comply with these negative covenants can be affected by events beyond our control. Our indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS

Adverse changes in the political and economic policies of the U.S. government in connection with trade with China and Chinese customers have reduced the demand for our products and damaged our business.

Regulatory activity, such as enforcement of U.S. export control and sanctions laws, and the imposition of tariffs and export regulations, have in the past and may continue to materially limit our ability to make sales to our significant customers in China, which has in the past and may continue to harm our results of operations, reputation and financial condition. For example, the recent U.S. government export restrictions on a number of Chinese customers, such as Huawei Technologies Co. Ltd., and others have dampened demand for our products, adding to the already challenging macroeconomic environment. An increasing number of Marvell products require licenses for export to Huawei and other companies on the Entity List; there can be no assurances that such licenses will be approved by the U.S. Government. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or caused some of our customers to replace our products in favor of products from other suppliers. As a result, the Chinese government has adopted a new law with respect to unreliable suppliers. Being designated as an unreliable supplier would have an adverse impact on our business and operations. In addition, there may be indirect impacts to our business that we cannot easily quantify such as the fact that some of our other customers' products which use our solutions, such as hard disk drives, may also be impacted by export restrictions. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. Several important new restrictions became effective in December 2020 and January 2021, which may further impact our business. If export restrictions related to Chinese customers are sustained for a long period of time, or if other export restrictions were to be imposed, including restrictions on trade with other countries, it will have an adverse impact on our revenues and results of operations.

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

Changes in U.S. or foreign international tax, social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which required us to change the way we conduct business. The new U.S. presidential administration’s policies are not fully understood but seem likely to include some changes to the status quo, which may cause damage to our business. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations. See also, “Adverse changes in the political and economic policies of the U.S. government in connection with trade with China have reduced the demand for our products and damaged our business” and "Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”

We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. Most of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan. In addition, our primary assembly and test subcontractors are located in the Pacific Rim region. As a result, disruptions affecting the operations of our suppliers in Taiwan, whether political, military or natural disasters will adversely impact our business. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales shipped to customers with operations in Asia represented approximately 80% and 82% of our net revenue in fiscal 2021 and fiscal 2020, respectively.
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
•trade restrictions, higher tariffs, worsening trade relationship between the United States and China, or changes in cross border taxation, particularly in light of the tariffs imposed by the prior U.S. presidential administration;
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

WE ARE VULNERABLE TO PRODUCT DEVELOPMENT AND MANUFACTURING-RELATED RISKS

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested or to be able to fulfill our orders could damage our relationships with our customers, decrease our sales and limit our ability to grow our business.

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

For example, in response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have in the past, and may in the future, experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges have in the past, and may in the future, limit our ability to fully satisfy the increase in demand for some of our networking products.

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

Recent supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs during 2020, and these supply constraints are currently expected to continue throughout 2021.

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

We receive a significant amount of our revenue from a limited number of customers. For example, during fiscal 2021, there was one distributor, whose revenue as a percentage of our net revenue was 10% or greater of total net revenues. In addition, net revenue from our two largest customers, including this distributor, represented 22% of our net revenue for the year ended January 30, 2021. Sales to our largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future, primarily due to the timing and number of design wins with each customer, the continued diversification of our customer base as we expand into new markets, and natural disasters or other issues that may divert a customer’s operations. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. To the extent one or more of our large customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet that demand which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.

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

Our products are incorporated into complex devices and systems, which creates supply chain cross-dependencies. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. We have a limited ability to predict the timing of a supply chain correction. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations. See also, "We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our ability to grow our business" for additional information on the impacts of supply chain cross-dependencies on our business.

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
Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities and our costs may even increase, which could also reduce our gross margins. Our gross margin could also be impacted by increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates as well as excess inventory and inventory holding and obsolescence charges. In addition, we are subject to risks from fluctuating market prices of certain components, which are incorporated into our products or used by our suppliers to manufacture our products. Supplies of these components may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities. For example, recent supply shortages in the semiconductor industry of multi-layer complex substrates, IC packaging capacity and fab constraints have resulted in increased lead times, inability to meet demand, and increased costs. Any increase in the price of components used in our products will adversely affect our gross margins.
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
In addition, in prior years, we have entered into incentive agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualifies for the Development and Expansion Incentive until June 2024. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., is entitled to, and has certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Moreover, receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdiction. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations would be harmed.

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
On October 29, 2020, the Company entered into a definitive agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), Marvell Technology, Inc. (f/k/a Maui HoldCo, Inc.), a Delaware corporation and a wholly owned subsidiary of Marvell (“HoldCo”), Maui Acquisition Company Ltd., a Bermuda exempted company and a wholly owned subsidiary of HoldCo (“Bermuda Merger Sub”), and Indigo Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“Delaware Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will acquire Inphi with cash and stock consideration. Pursuant to the Merger Agreement: (i) Bermuda Merger Sub will be merged with and into Marvell (the “Bermuda Merger”), with Marvell continuing as a wholly owned subsidiary of HoldCo; and (ii) Delaware Merger Sub will be merged with and into Inphi (the “Delaware Merger” and, together with the Bermuda Merger, the “Mergers”), with Inphi continuing as a wholly owned subsidiary of HoldCo. As a result of this transaction, upon closing, the parent company will be domiciled in the US and not Bermuda. As a result, the combined group will be subject to taxation in the US, which currently has a federal tax rate of 21%, and that federal income tax rate could be increased in the future by the current Congress and presidential administration, which has proposed raising it to as high as 28%. This may cause our overall effective tax rate to increase significantly versus our current corporate effective tax rate as a Bermuda-domiciled company, which could materially impact our financial results, including our earnings and cash flow, for periods after the completion of the proposed Mergers.
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

We had approximately $5.3 billion of goodwill and $2.3 billion of acquired intangible assets on our consolidated balance sheet as of January 30, 2021. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.
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
For example, during the second quarter ended August 1, 2020, we made changes to the scope of our server processor product line in response to changes in the associated market. We are transitioning our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets are not recoverable, which have resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 6 - Restructuring” in the Notes to the Consolidated Financial Statements for further information.
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

Primarily as a result of our acquisition of Avera, we are now a party to certain contracts with the U.S. government or its subcontractors. Our contracts with government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, require us to stop selling our products or force us to redesign our products.

We are currently, and have been in the past, named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 12 - Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of material litigation matters in which we may be currently engaged. See also, “Litigation filed against Marvell and Inphi could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.”

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

On July 6, 2018, in connection with our acquisition of Cavium, we incurred substantial indebtedness pursuant to a Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement provides for a $900 million Term Loan (the “2018 Term Loan”). The 2018 Term Loan will mature on July 6, 2021. As of January 30, 2021, the outstanding principal balance of the 2018 Term Loan amounted to $200 million. See “Note 11 - Debt” for discussion of the debt financing in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K.

In addition, we intend to pay the cash portion of the consideration for the Mergers and other fees and expenses required to be paid in connection with the Mergers from cash on hand and borrowings. We have obtained financing commitments for (i) a $2.5 billion senior 364-day bridge term loan facility (the “Bridge Facility”) pursuant to a commitment letter (the “Bridge Commitment Letter”) dated as of October 29, 2020, with JPMorgan Chase Bank, N.A. (“JPMorgan”) and the other financial institutions that have joined thereto, and (ii) a $1.75 billion senior unsecured term loan facility comprised of a $875.0 million 3-year term loan tranche (the “3 Year Term Loan”) and a $875.0 million 5-year term loan tranche (the “5-Year Term Loan,” and collectively with the 3-Year Term Loan, the “2020 Term Loan Facility”) pursuant to a credit agreement, dated December 7, 2020 (the “2020 Term Loan Agreement”), with JPMorgan, as administrative agent and a lender, and the other lenders from time to time party thereto.

Pursuant to the Bridge Commitment Letter and the 2020 Term Loan Agreement, subject to the terms and conditions set forth therein, JPMorgan and the other lenders party thereto have committed to provide the full amount of the Bridge Facility and the Term Loan Facility, as applicable. The funding of the Bridge Facility provided for in the Bridge Commitment Letter and the funding of the Term Loan Facility provided for in the 2020 Term Loan Agreement, in each case, is contingent upon the satisfaction of customary conditions, including (i) execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Bridge Commitment Letter and (ii) consummation of the Mergers in accordance with the Merger Agreement. The actual documentation governing the Bridge Facility has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the applicable Bridge Commitment Letter. Availability under the Bridge Facility will be reduced by the net cash proceeds from customary mandatory commitment reduction and prepayment events from issuances of equity, the incurrence of certain other debt or the sale of available assets, in each case subject to limited exceptions. We expect to replace some or all of the Bridge Facility prior to the closing of the Mergers with permanent financing comprised of senior unsecured notes. There can be no assurance that the permanent financing will be completed.
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

In May 2012, we declared our first quarterly cash dividend and in October 2018, we announced that our board of directors had authorized a $700 million addition to our previously existing $1 billion share repurchase program. An aggregate of $1.1 billion of shares have been repurchased under that program as of January 30, 2021. Future payment of a regular quarterly cash dividend on our common shares and future share repurchases will be subject to, among other things: the best interests of our company and our shareholders; our results of operations, cash balances and future cash requirements; financial condition; developments in ongoing litigation; statutory requirements under Bermuda law; market conditions; and other factors that our Board of Directors may deem relevant. Our dividend payments or share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares in any particular amounts or at all. A reduction in, a delay of, or elimination of our dividend payments or share repurchases could have a negative effect on our share price. Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended to preserve cash in anticipation of the funding of our acquisition of Inphi. Although share repurchases were temporarily suspended during this time, as of January 30, 2021, there was $564.5 million remaining available for future share repurchases under the authorization. We will continue to evaluate business conditions to decide when we can restart the share repurchase program.

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

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
The following table presents the approximate square footage of our significant owned and leased facilities as of January 30, 2021:

		(Square Feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Research and design, sales and marketing, administration and operations	983,000	438,000
India	Research and design	—	263,000
Israel	Research and design	—	220,000
China	Research and design, and sales and marketing	116,000	46,000
Taiwan	Research and design	—	49,000
Singapore	Operations, and research and design	—	55,000
	Total	1,099,000	1,071,000

(1)Lease terms expire in various years from 2021 through 2030, provided, however, that we have the option to extend certain leases past the current lease term. We have ceased-use lease facilities and subleased facilities of approximately 442,010 square feet in the United States that are excluded from the table above.
We also lease smaller facilities in various international locations, which are occupied by administrative, sales, design and field application personnel. Based on the potential for future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3.    Legal Proceedings
The information set forth under “Note 12 - Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For a discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering.
As of March 9, 2021, the approximate number of record holders of our common shares was 513 (not including beneficial owners of stock held in street name).
Stock Price Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 30, 2016 through January 30, 2021. The graph compares a $100 investment on January 30, 2016 in our common shares with a $100 investment on January 30, 2016 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

Comparison of 5 Year Cumulative Total Return*

Among Marvell Technology Group Ltd., the S&P 500 Index, and the PHLX Semiconductor Index

$700
$600
$500
$400
$300
$200
$100
$-
1/30/2016
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
Marvell Technology Group Ltd.
S&P 500
PHLX Semiconductor

*$100 Invested on 1/30/2016 in stock or Index, including reinvestment of dividends

	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
Marvell Technology Group Ltd.	100.00	174.10	262.33	218.12	287.74	620.20
S&P 500	100.00	120.87	148.47	148.38	180.37	211.48
PHLX Semiconductor	100.00	159.88	222.64	221.67	314.23	515.27

Dividends
Our board of directors declared quarterly cash dividends of $0.06 per share payable to holders of our common shares in each quarter of fiscal 2021, 2020 and 2019. As a result, we paid total cash dividends of $160.6 million in fiscal 2021, $159.6 million in fiscal 2020, and $148.1 million in fiscal 2019.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended to preserve cash in anticipation of the funding of our acquisition of Inphi. As a result, we did not repurchase any shares during the three months ended January 30, 2021. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. Although share repurchases are temporarily suspended, we have $564.5 million of repurchase authority remaining under our current share repurchase program.
 From August 2010 when our Board of Directors initially authorized a share repurchase program through January 30, 2021, a total of 308.1 million shares have been repurchased under the Company’s share repurchase program for a total $4.3 billion in cash and $564.5 million remains available for future share repurchases.

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
Net revenue in fiscal 2021 was $3.0 billion and was 10% higher than net revenue of $2.7 billion in fiscal 2020. The increase was primarily due to a 22% increase in sales of our networking products, a 1% increase in sales of our storage products, partially offset by a 27% decrease in sales of our other products.
In response to growth in demand from customers for our products, our operations team is continuing to ramp production with our global supply chain partners. However, we have begun to experience a number of industry-wide supply constraints affecting the type of high complexity products we provide for data infrastructure. These supply challenges are currently limiting our ability to fully satisfy the increase in demand for some of our products.
We continue to monitor the impact of COVID-19 on our business. While many of our offices around the world remain open to enable critical on-site business functions in accordance with local government guidelines, the majority of our employees continue to work from home. During fiscal 2021, some of our customers have reported adverse impacts on demand for their products due to COVID-19. We have seen a reduction in demand for products from customers in the enterprise networking, and enterprise server and storage end markets. We expect COVID-19 to continue to impact our business and for a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face risks related to COVID-19 pandemic which could significantly disrupt our manufacturing, research and development, operations, sales and financial results.”
We expect that the U.S. government's export restrictions on certain Chinese customers will continue to impact our revenue in fiscal year 2022. Moreover, concerns that U.S. companies may not be reliable suppliers as a result of these and other actions has caused, and may in the future cause, some of our customers in China to amass large inventories of our products well in advance of need or cause some of our customers to replace our products in favor of products from other suppliers. Customers in China may also choose to develop indigenous solutions, as replacements for products that are subject to U.S. export controls. In addition, there may be indirect impacts to our business that we can not easily quantify such as the fact that some of our other customers' products which use our solutions may also be impacted by export restrictions.
Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2020 had a 52-week period. Fiscal 2021 is a 52-week period.
Pending Business Combination. On October 29, 2020, we entered into a merger agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), whereby we will acquire Inphi with cash and stock consideration. Under the terms of the agreement, we will pay Inphi's stockholders $66 per share in cash and 2.323 common shares for each Inphi share, which represented purchase consideration of approximately $10 billion. The merger consideration will be financed by new debt financing and issuance of our common shares. The transaction is expected to close in the second half of calendar 2021, pending approval by Inphi's and our shareholders, as well as regulatory approval and satisfaction of other customary closing conditions. As a result of the transaction, the parent company will be domiciled in the United States upon closing of the transaction.
Inphi is a global leader in high-speed data movement enabled by optical interconnects. Their product portfolio includes laser drivers, TIA (Trans-Impedance Amplifiers), PAM (Pulse Amplitude Modulation) and Coherent DSPs (Digital Signal Processors) and data center interconnects. We and Inphi both have growing positions in carrier and datacenter, and Inphi’s high-speed electro-optics platform is highly complementary to our storage, networking, compute, and security portfolio. Inphi’s electro-optics portfolio combined with our copper Ethernet PHY franchise is expected to create an industry-leading high-speed data interconnect platform serving the enterprise, carrier, data center, and automotive end markets.

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
During the second quarter of fiscal 2021, we made changes to the scope of our server processor product line in response to changes in the associated market. We transitioned our product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, we determined the carrying amount of certain impacted assets were not recoverable, which have resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. See “Note 6 - Restructuring” in the Notes to the Consolidated Financial Statements for further information.
During fiscal 2021, we recorded restructuring and other related charges of $180.4 million. See “Note 6 - Restructuring and Other Related Charges” in the Notes to the Consolidated Financial Statements for further information.
Capital Return Program. We remain committed to delivering shareholder value through our share repurchase and dividend programs. On October 16, 2018, we announced that our Board of Directors authorized a $700 million addition to the balance of our existing share repurchase plan. Under the program authorized by our Board of Directors, we may repurchase shares in the open-market or through privately negotiated transactions. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by our management team. The share repurchase program was temporarily suspended in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended to preserve cash in anticipation of the funding of our acquisition of Inphi. As a result, we did not repurchase any shares subsequent to the first quarter of fiscal 2021. We will continue to evaluate business conditions to decide when we can restart the share repurchase program. As of January 30, 2021, there was $564.5 million remaining available for future share repurchases. See “Note 13 - Shareholder’s Equity” in the Notes to the Consolidated Financial Statements for further information.
We returned $185.8 million to stockholders in fiscal 2021, including $25.2 million through repurchases of common stock and $160.6 million of cash dividends.
Cash and Short-Term Investments. Our cash and cash equivalents were $748.5 million at January 30, 2021, which was $100.9 million higher than our balance at our fiscal year ended February 1, 2020 of $647.6 million. We had cash flow provided by operations of $817.3 million during fiscal 2021.
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
Most of our sales are made to customers located outside of the United States, primarily in Asia, and majority of our products are manufactured outside the United States. Sales shipped to customers with operations in Asia represented approximately 80% of our net revenues in fiscal 2021 and 82% of our net revenue in fiscal 2020 and 85% of our net revenue in fiscal 2019. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. For risks related to our global operations, see Part I, Item 1A, “Risk Factors,” including but not limited to the risk detailed under the caption “We face additional risks due to the extent of our global operations since a majority of our products, and those of our customers, are manufactured and sold outside of the United States. The occurrence of any or a combination of the additional risks described below would significantly and negatively impact our business and results of operations.”
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America(“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, goodwill and other intangible assets, and business combinations. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment affected by COVID-19, our estimates could require increased judgment and carry a higher degree of variability and volatility. We continue to monitor and assess our estimates in light of developments, and as events continue to evolve and additional information becomes available, our estimates may change materially in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further information on our significant accounting policies, see “Note 2 - Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
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

Inventories. We value our inventory at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a reduction to the total carrying value of our inventory for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based primarily on our estimated forecast of product demand and production requirements. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand and judgement to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.
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
Evaluating the need for a valuation allowance for deferred tax assets requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. Using available evidence and judgment, we establish a valuation allowance for deferred tax assets, when it is determined that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against the U.S. research and development credits. Valuation allowances have also been provided against certain acquired operating losses and the deferred tax assets of foreign subsidiaries. A change in the assessment of the realization of deferred tax assets may materially impact our tax provision in the period in which a change of assessment occurs. Taxes due on future Global Intangible Low-Taxed Income (GILTI) exclusions in U.S. are recognized as a current period expense when incurred.
As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards, and the effectiveness of our tax planning strategies, which includes our estimates of the fair value of our intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.
We are subject to income tax audits by the respective tax authorities in the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in recognition or measurement with respect to our uncertain tax positions are reflected in the period in which a change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate to be required as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. Any unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which we are subject to potential examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on our income tax provision in a future period.
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
Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, discount rates and whether or not alternative uses are available for impacted long-lived assets.
Goodwill.    We record goodwill when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill for impairment annually on the last business day of our fiscal fourth quarter, and more frequently, if an event occurs or circumstances change that indicate the fair value of the reporting unit may be below its carrying amount. We have identified that our business operates as a single operating segment which can further be divided into two components; Networking and Storage. We concluded that goodwill is recoverable from these two components working jointly due to a fact pattern demonstrating significant sharing of assets, corporate resources, and benefits from common research and development. The two components also exhibit similar economic characteristics. Accordingly, management concluded that these two components should be aggregated into a single reporting unit for purposes of testing goodwill impairment.
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
As of the last day of the fourth quarter of fiscal 2021, we performed our annual impairment assessment for testing goodwill. A step one assessment was performed. Based on our assessment, we determined there was no goodwill impairment.

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

Results of Operations
Years Ended January 30, 2021 and February 1, 2020
The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	January 30, 2021	February 1, 2020
Net revenue	100.0%	100.0%
Cost of goods sold	49.9	49.7
Gross profit	50.1	50.3
Operating expenses:
Research and development	36.1	40.0
Selling, general and administrative	15.7	17.3
Legal settlement	1.2	—
Restructuring related charges	5.8	2.0
Total operating expenses	58.8	59.3
Operating income (loss)	(8.7)	(9.0)
Interest income	0.1	0.2
Interest expense	(2.3)	(3.2)
Other income, net	0.1	41.6
Income (loss) before income taxes	(10.8)	29.6
Provision (benefit) for income taxes	(1.5)	(29.0)
Income (loss), net of tax	(9.3)%	58.6%

Net Revenue

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentage)
Net revenue	$2,968,900	$2,699,161	10.0%

Our net revenue for fiscal 2021 increased by $269.7 million compared to net revenue for fiscal 2020. This increase was primarily due to a 22% increase in sales of our networking products and a 1% increase in sales of our storage products, partially offset by a 27% decrease in sales of our other products. Average selling prices increased 30% compared to fiscal 2020, and unit shipments were 20% lower compared to fiscal 2020, for an overall increase in net revenue of 10%. This was primarily driven by our recent portfolio changes, including the acquisition of Avera ASIC business, which increased our average selling prices, and the divestiture of the Wi-Fi Connectivity business, which decreased our unit shipments.

Cost of Goods Sold and Gross Profit

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Cost of goods sold	$1,480,550	$1,342,220	10.3%
% of net revenue	49.9%	49.7%
Gross profit	$1,488,350	$1,356,941	9.7%
% of net revenue	50.1%	50.3%
The cost of goods sold as a percentage of net revenue was higher for fiscal 2021 primarily due to increased costs from higher amortization of acquired intangible assets related to the Aquantia and Avera acquisitions, partially offset by decreased costs from amortization of inventory fair value adjustment associated with the acquisitions. As a result, gross margin for fiscal 2021 decreased 0.2 percentage points compared to fiscal 2020.

Research and Development

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Research and development	$1,072,740	$1,080,391	(0.7)%
% of net revenue	36.1%	40.0%
Research and development expense decreased by $7.7 million in fiscal 2021 compared to fiscal 2020. The decrease was due primarily to $43.4 million of higher non-recurring engineering credits recognized in the current year and $6.3 million lower travel expense due to the COVID-19 pandemic, partially offset by additional costs from our acquisitions of Aquantia and Avera, including $19.9 million of higher employee personnel-related costs, $13.4 million of higher depreciation and amortization expense and $7.3 million of higher computer-aided design software related costs.

Selling, General and Administrative

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Selling, general and administrative	$467,240	$464,580	0.6%
% of net revenue	15.7%	17.3%
Selling, general and administrative expense increased by $2.7 million in fiscal 2021 compared to fiscal 2020. The increase was due primarily to additional costs associated with our acquisitions of Aquantia and Avera, including $16.9 million of higher intangibles amortization expense, $9.7 million of higher employee personnel-related costs, $4.6 million of higher facility expense and $2.0 million of higher depreciation and amortization expense. These collective expense increases were partially offset by $17.0 million of lower Aquantia and Avera merger transaction costs and integration costs reflective of one-time non-recurring Aquantia and Avera merger transaction costs incurred in fiscal 2020 when the deals were closing and lower integration costs in fiscal 2021. In addition, lower travel and employee activity expenses of $13.8 million compared to fiscal 2020 were incurred in the current year due to the COVID-19 pandemic.

Share-Based Compensation Expense

	Year Ended
	January 30, 2021	February 1, 2020
	(in thousands)
Cost of goods sold	$16,320	$13,759
Research and development	150,867	157,054
Selling, general and administrative	74,352	71,996
Total share-based compensation	$241,539	$242,809
Share-based compensation expense was relatively flat, decreasing by $1.3 million in fiscal 2021 compared to fiscal 2020.

Legal Settlement

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Legal settlement	$36,000	$—	*
% of net revenue	1.2%	—%
*Not meaningful
In connection with a dispute, we recorded a charge of $36 million. Refer to "Note 12 - Commitments and Contingencies" for a discussion of such settlement.

Restructuring Related Charges

	Year Ended
	January 30, 2021	February 1, 2020
	(in thousands)
Restructuring related charges	$170,759	$55,328

We recorded total restructuring related charges of $170.8 million in fiscal 2021 as we integrated the acquired businesses and continued to evaluate our existing operations to increase operational efficiency, decrease costs and improve profitability. See “Note 6 - Restructuring and Other Related Charges” in the Notes to the Consolidated Financial Statements for further information.

Interest Income

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Interest income	$2,599	$4,816	(46.0)%
% of net revenue	0.1%	0.2%
Interest income decreased by $2.2 million in fiscal 2021 compared to fiscal 2020. The decrease in fiscal 2021 was primarily due to lower interest rates on our invested cash.

Interest Expense

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Interest expense	$(69,264)	$(85,631)	(19.1)%
% of net revenue	(2.3)%	(3.2)%
Interest expense decreased by $16.4 million in fiscal 2021 compared to fiscal 2020. The decrease in fiscal 2021 was primarily due to lower outstanding term loan balances as well as lower borrowing rates.

Other Income, net

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentages)
Other income, net	$2,886	$1,122,555	*
% of net revenue	0.1%	41.6%
*Not meaningful
Other income, net changed by $1.1 billion in fiscal 2021 compared to fiscal 2020. The change was primarily due to the gain on sale of the Wi-Fi Connectivity business in fiscal 2020.

Provision (Benefit) for Income Taxes

	Year Ended
	January 30, 2021	February 1, 2020	% Change in 2021
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(44,870)	$(786,009)	(94.3)%

The income tax benefit for fiscal 2021 is primarily attributable to the pretax losses of our subsidiaries with income tax rates that differ from the U.S. statutory tax rate, combined with a net reduction of unrecognized tax benefits inclusive of interest and penalties, offset by tax expense attributable to non-deductible compensation. The income tax benefit for fiscal 2020 was primarily related to the recognition of a $763.0 million tax benefit for the intra-entity transfer of the majority of our intellectual property to a subsidiary in Singapore. This resulted in the recognition of a deferred tax asset and tax benefit of $659.0 million related to the Singapore tax basis in the intellectual property. In addition, we recognized $104.0 million of income tax benefit from the reversal of deferred tax liabilities primarily related to previously acquired intangible assets. The prior period transaction aligned the global economic ownership of our intellectual property rights with our current and future business operations. We continue to evaluate potential changes to our legal entity structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business, as well as changes to our business, and acquisitions and divestitures.
Our provision for incomes taxes may be affected by changes in the geographic mix of earnings with different applicable tax rates, changes in the realizability of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of income tax audits, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations. It is also possible that significant negative evidence may become available that causes us to conclude that a valuation allowance is needed on certain of our deferred tax assets, which would adversely affect our income tax provision in the period of such change in judgment. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Changes in existing taxation benefits, rules or practices may adversely affect our financial results.”
Our Annual Report on Form 10-K for the year ended February 1, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended February 2, 2019 and year-to-year comparisons between the fiscal years ended February 1, 2020 and February 2, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity and Capital Resources
Our principal source of liquidity as of January 30, 2021 consisted of approximately $748.5 million of cash and cash equivalents, of which approximately $618.1 million was held by subsidiaries outside of Bermuda. We plan to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.
In June 2018, we executed debt agreements to obtain a $900 million term loan and $1.0 billion of senior unsecured notes in order to fund the Cavium acquisition. In addition, we executed a debt agreement in June 2018 to obtain a $500 million revolving credit facility (“2018 Revolving Credit Facility”). In October 2020, in order to fund the Inphi acquisition, we obtained commitments consisting of a $2.5 billion bridge loan commitment. In December 2020, we executed a debt agreement to obtain a $875 million 3-year term loan and a $875 million 5-year term loan. We also executed a debt agreement to obtain a $750 million revolving credit facility (“2020 Revolving Credit Facility”) which replaced the 2018 Revolving Credit Facility. See “Note 11 - Debt” in the Notes to the Consolidated Financial Statements for additional information.
We believe that our existing cash, cash equivalents, together with cash generated from operations, and funds from our 2020 Revolving Credit Facility will be sufficient to cover our working capital needs, capital expenditures, investment requirements and any declared dividends, repurchase of our common stock and commitments for at least the next twelve months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty.
To the extent that our existing cash and cash equivalents together with cash generated by operations, and funds available under our 2020 Revolving Credit Facility are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also acquire additional businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.
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

Cash Flows from Operating Activities
Net cash provided by operating activities was $817.3 million for fiscal 2021 compared to net cash provided by operating activities of $360.3 million for fiscal 2020. The cash inflows from operations for fiscal 2021 were primarily due to $277.3 million of net loss adjusted for $1.0 billion of non-cash items and a net increase from changes in working capital of $67.9 million. The cash inflow from working capital for fiscal 2021 was primarily driven by an increase in accrued liabilities and other non-current liabilities, an increase in accounts payable and an increase in accrued employee compensation, as well as a decrease in inventories. Such increase was partially offset by cash outflows due to an increase in accounts receivable and an increase in prepaid expenses and other assets. The increase in accrued liabilities and other non-current liabilities was mainly due to an increase in legal reserves. The increase in accounts payable was mainly due to timing of payments. The increase in accrued employee compensations was due to increase in our bonus accrual and increase in employee contributions to the employee stock purchase plan. The decrease in inventories was due to improved supply chain management. The increase in accounts receivable was driven primarily by the increase in revenue and stable collections. The increase in prepaid expenses and other assets was due to an increase in ship and debit reserve.
Net cash provided by operating activities was $360.3 million for fiscal 2020. The cash inflows from operations for fiscal 2020 were primarily due to $1.6 billion of net income adjusted for $1.0 billion of non-cash items and a net decrease from changes in working capital of $190.8 million. The cash outflow from working capital for fiscal 2020 was primarily driven by a decrease in accrued liabilities and other non-current liabilities due to payment of interest, deal cost and severance.

Cash Flows from Investing Activities
Net cash used in investing activities of $119.6 million in fiscal year 2021 was primarily driven by purchases of property and equipment of $106.8 million, and purchases of technology licenses of $12.7 million.
Net cash provided by investing activities of $558.8 million in fiscal year 2020 was primarily driven by proceeds from sale of business $1.7 billion and maturities of available-for-sale securities of $18.8 million, partially offset by net cash paid to acquire Aquantia and Avera of $1.1 billion and purchase of property and equipment of $81.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities of $596.8 million in fiscal year 2021 was primarily attributable to $250.0 million repayment of debt principal, $160.6 million payment for our quarterly dividends, $100.0 million payments for technology license obligations and $38.0 million payments for debt financing and equity issuance costs associated with the Inphi acquisition.
Net cash used in financing activities of $853.9 million in fiscal year 2020 was primarily attributable to $1.3 billion repayment of debt principal, $364.3 million payment for repurchase of our common stock and $159.6 million payment of our quarterly dividend. This cash outflow was partially offset by $1.0 billion proceeds from issuance of debt and $49.0 million net proceeds from the issuance of our common shares under our share-based plans, less the tax withholding on behalf of employees for net share settlements.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 30, 2021, we did not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of January 30, 2021, these foundries had incurred approximately $329.5 million of manufacturing costs and expenses relating to our outstanding purchase orders.
The following table summarizes our contractual obligations as of January 30, 2021 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	2022	2023	2024	2025	2026	Thereafter	Total
Contractual obligations:
Principal payments on debt	$200,000	$—	$500,000	$—	$—	$500,000	$1,200,000
Interest obligations on debt	48,882	45,879	33,578	24,646	24,646	59,109	236,740
Facilities operating leases, net (1)	37,108	33,015	23,931	15,782	14,765	27,437	152,038
Purchase commitments to foundries	329,508	—	—	—	—	—	329,508
Capital purchase obligations	20,951	—	—	—	—	—	20,951
Technology license obligations (2)	83,919	61,876	49,147	309	309	—	195,560
Other contractual commitments	—	9,876	669	14	150	4,013	14,722
Total contractual cash obligations	$720,368	$150,646	$607,325	$40,751	$39,870	$590,559	$2,149,519

(1)Amounts exclude contractual sublease proceeds of $23.0 million to be received through fiscal 2028. Refer to “Note 10 -  Leases” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for more information.
(2)Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of January 30, 2021, we have $20.4 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $4.0 million as of January 30, 2021. It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $5.4 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining our tax returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these tax audits and that any settlement will not have a material effect on our results at this time.
Recent Accounting Pronouncements
Please see “Note 2 -  Significant Accounting Policies - Recent Accounting Pronouncements” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. With our outstanding debt, we are exposed to various forms of market risk, including the potential losses arising from adverse changes in interest rates on our outstanding Term Loan, including changes that may result from implementation of new benchmark rates that replace LIBOR. See “Note 11 - Debt” for further information. A hypothetical increase or decrease in the interest rate by 1% would result in an increase or decrease in annual interest expense by approximately $0.9 million.
We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring effective maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, money market mutual funds, corporate debt securities and municipal debt securities that are classified as available-for-sale and time deposits. These investments are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. At January 30, 2021, our investment portfolio balance was $0.
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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marvell Technology Group Ltd. and subsidiaries (the “Company”) as of January 30, 2021, and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021, and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquired Intangible Assets — Refer to Notes 5 and 6 to the financial statements
Description of the Matter
The Company regularly analyzes the results of its business to determine whether events or circumstances exist that indicate the carrying amount of long-lived assets and intangible assets may not be fully recoverable. During the quarter ended August 1, 2020, the Company recognized an impairment of acquired intangible assets as a result of the decision to change the scope of its server processor product line in response to changes in the associated market. As a result of such assessment, the Company determined the carrying amounts of certain acquired intangible assets were not recoverable and recorded an impairment for $86 million.
We identified the impairment of Acquired Intangible Assets as a critical audit matter because of the significant estimates and assumptions management made in determining that the carrying amounts of certain impacted assets were not recoverable. Specifically, performing audit procedures to evaluate the reasonableness of management’s assessment and the determination that the assets have no alternative future use, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to acquired intangible assets impairment assessment, specifically as they relate to the assumption that the assets have no alternative future use included the following, among others:

•We tested the effectiveness of internal controls over the intangible assets impairment assessment.
•We evaluated the reasonableness of management’s rationale used in developing their judgement that the assets did not have alternative future use.
•We held discussions with various engineers to understand how the impacted intangible assets were used in production and compared this with management’s assessment.
•We inspected management’s forecast to determine if the forecast was consistent with discussions held with management and engineers regarding the change in the scope of the server processor product line.
•We evaluated whether the audit evidence obtained through these procedures was consistent with evidence obtained in other areas of the audit.

Inventories - Provisions for Excess Inventories — Refer to Note 2 to the financial statements
Description of the Matter
Management writes down excess inventories based upon a regular analysis of inventory on hand compared to historical and forecasted demand. Management’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles and development plans, expected customer orders, projected market conditions, and historical usage by product. As of January 30, 2021, the Company's consolidated inventories balance was $268 million.
We identified the valuation of inventory as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess write downs and the potential amplification of those judgments in periods of market uncertainty, including the business impacts of COVID 19. Specifically, due to the ongoing market uncertainty, including the business impacts of COVID 19, performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of forecasted demand used in the valuation of inventory included the following, among others:

•We tested the effectiveness of internal controls over management’s provisions for excess inventories, including internal controls designed to review and approve forecasted demand and the underlying assumptions regarding expected product lifecycles, product development plans, expected customer orders, projected market conditions, and historical usage by product.
•We evaluated management’s ability to accurately estimate forecasted demand by comparing estimates made in prior periods to the historical actual results for those same periods
•We made inquiries of business unit managers throughout the period as well as executives, sales, and operations personnel about the expected product lifecycles and product development plans and historical usage by product and compared expectations to actual developments over the period.
•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g. historical usage, contracts, communications with customers, macroeconomic conditions, etc.) with the Company’s forecasted demand.
•We considered, when relevant, the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquires as to changes within the business and evidence obtained through other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2021
We have served as the Company’s auditor since 2016.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$748,467	$647,604
Accounts receivable, net	536,668	492,346
Inventories	268,228	322,980
Prepaid expenses and other current assets	63,782	74,567
Total current assets	1,617,145	1,537,497
Property and equipment, net	326,125	357,092
Goodwill	5,336,961	5,337,405
Acquired intangible assets, net	2,270,700	2,764,600
Deferred tax assets	672,424	639,791
Other non-current assets	541,569	496,850
Total assets	$10,764,924	$11,133,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,419	$213,747
Accrued liabilities	435,616	346,639
Accrued employee compensation	189,421	149,780
Short-term debt	199,641	—
Total current liabilities	1,077,097	710,166
Long-term debt	993,170	1,439,024
Other non-current liabilities	258,853	305,465
Total liabilities	2,329,120	2,454,655
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 675,402 and 663,481 shares issued and outstanding in fiscal 2021 and 2020, respectively	1,350	1,328
Additional paid-in capital	6,331,013	6,135,939
Retained earnings	2,103,441	2,541,313
Total shareholders’ equity	8,435,804	8,678,580
Total liabilities and shareholders’ equity	$10,764,924	$11,133,235
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net revenue	$2,968,900	$2,699,161	$2,865,791
Cost of goods sold	1,480,550	1,342,220	1,407,399
Gross profit	1,488,350	1,356,941	1,458,392
Operating expenses:
Research and development	1,072,740	1,080,391	914,009
Selling, general and administrative	467,240	464,580	424,360
Legal settlement	36,000	—	—
Restructuring related charges	170,759	55,328	76,753
Total operating expenses	1,746,739	1,600,299	1,415,122
Operating income (loss)	(258,389)	(243,358)	43,270
Interest income	2,599	4,816	11,926
Interest expense	(69,264)	(85,631)	(60,362)
Other income, net	2,886	1,122,555	519
Interest and other income (loss), net	(63,779)	1,041,740	(47,917)
Income (loss) before income taxes	(322,168)	798,382	(4,647)
Provision (benefit) for income taxes	(44,870)	(786,009)	174,447
Net income (loss)	$(277,298)	$1,584,391	$(179,094)

Net income (loss) per share - basic	$(0.41)	$2.38	$(0.30)

Net income (loss) per share - diluted	$(0.41)	$2.34	$(0.30)

Weighted-average shares:
Basic	668,772	664,709	591,232
Diluted	668,772	676,094	591,232
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income (loss)	$(277,298)	$1,584,391	$(179,094)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	—	—	2,322
Other comprehensive income (loss), net of tax	—	—	2,322
Comprehensive income (loss), net of tax	$(277,298)	$1,584,391	$(176,772)
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at February 3, 2018	495,913	$991	$2,733,292	$(2,322)	$1,409,452	$4,141,413
Effect of revenue recognition accounting change	—	—	—	—	34,218	34,218
Issuance of ordinary shares in connection with equity incentive plans	14,164	29	101,140	—	—	101,169
Tax withholdings related to net share settlement of restricted stock units	—	—	(54,934)	—	—	(54,934)
Share-based compensation	—	—	184,956	—	—	184,956
Common stock issued to Cavium common stockholders	153,376	307	3,272,746	—	—	3,273,053
Stock consideration for Cavium accelerated awards	1,102	2	7,802	—	—	7,804
Equity related issuance cost	—	—	(2,927)	—	—	(2,927)
Replacement equity awards attributable to pre-acquisition service	—	—	50,485	—	—	50,485
Repurchase of common stock	(6,041)	(12)	(103,962)	—	—	(103,974)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(148,081)	(148,081)
Net loss	—	—	—	—	(179,094)	(179,094)
Other comprehensive loss	—	—	—	2,322	—	2,322
Balance at February 2, 2019	658,514	1,317	6,188,598	—	1,116,495	7,306,410
Issuance of ordinary shares in connection with equity incentive plans	19,453	40	147,013	—	—	147,053
Tax withholdings related to net share settlement of restricted stock units	—	—	(98,293)	—	—	(98,293)
Share-based compensation	—	—	243,937	—	—	243,937
Issuance of warrant for common stock	—	—	3,407	—	—	3,407
Replacement equity awards attributable to pre-acquisition service	—	—	15,520	—	—	15,520
Repurchase of common stock	(14,486)	(29)	(364,243)	—	—	(364,272)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(159,573)	(159,573)
Net income	—	—	—	—	1,584,391	1,584,391
Balance at February 1, 2020	663,481	1,328	6,135,939	—	2,541,313	8,678,580
Issuance of ordinary shares in connection with equity incentive plans	13,172	25	86,648	—	—	86,673
Tax withholdings related to net share settlement of restricted stock units	—	—	(108,089)	—	—	(108,089)
Share-based compensation	—	—	241,714	—	—	241,714
Repurchase of common stock	(1,251)	(3)	(25,199)	—	—	(25,202)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(160,574)	(160,574)
Net loss	—	—	—	—	(277,298)	(277,298)
Balance at January 30, 2021	675,402	$1,350	$6,331,013	$—	$2,103,441	$8,435,804
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net income (loss)	$(277,298)	$1,584,391	$(179,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	197,912	156,658	123,983
Share-based compensation	241,539	242,207	184,064
Amortization of acquired intangible assets	443,616	368,082	183,318
Amortization of inventory fair value adjustment associated with acquisitions	17,284	55,826	223,372
Amortization of deferred debt issuance costs and debt discounts	10,026	6,763	11,354
Restructuring related impairment charges (gain)	130,903	17,571	(200)
Deferred income taxes	(39,491)	(785,158)	118,647
Loss (gain) on sale of business	—	(1,121,709)	1,592
Other expense, net	24,923	26,448	4,154
Changes in assets and liabilities:
Accounts receivable	(44,322)	11,244	(99,044)
Inventories	29,913	12,759	4,348
Prepaid expenses and other assets	(41,634)	(54,138)	(11,685)
Accounts payable	39,663	1,658	(6,493)
Accrued liabilities and other non-current liabilities	44,612	(182,893)	85,027
Accrued employee compensation	39,641	20,588	(46,599)
Net cash provided by operating activities	817,287	360,297	596,744
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(14,956)
Sales of available-for-sale securities	—	18,832	623,896
Maturities of available-for-sale securities	—	—	187,985
Purchases of time deposits	—	—	(25,000)
Maturities of time deposits	—	—	175,000
Purchases of technology licenses	(12,708)	(4,712)	(11,540)
Purchases of property and equipment	(106,798)	(81,921)	(75,921)
Proceeds from sales of property and equipment	738	620	43,525
Cash payment for acquisitions, net of cash and cash equivalents acquired	—	(1,071,079)	(2,649,465)
Net proceeds from sale of business	—	1,698,783	(3,352)
Other, net	(876)	(1,677)	(2,725)
Net cash provided by (used in) investing activities	(119,644)	558,846	(1,752,553)
Cash flows from financing activities:
Repurchases of common stock	(25,202)	(364,272)	(103,974)
Proceeds from employee stock plans	86,635	147,276	100,961
Tax withholding paid on behalf of employees for net share settlement	(108,094)	(98,302)	(54,939)
Dividend payments to shareholders	(160,574)	(159,573)	(148,081)
Payments on technology license obligations	(100,018)	(72,266)	(69,157)
Proceeds from issuance of debt	—	950,000	1,892,605
Principal payments of debt	(250,000)	(1,250,000)	(756,128)
Payment of equity and debt financing costs	(38,023)	—	(11,550)
Other, net	(1,504)	(6,812)	—
Net cash provided by (used in) in financing activities	(596,780)	(853,949)	849,737
Net increase (decrease) in cash and cash equivalents	100,863	65,194	(306,072)
Cash and cash equivalents at beginning of the year	647,604	582,410	888,482
Cash and cash equivalents at end of the year	$748,467	$647,604	$582,410
See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation
The Company
Marvell Technology Group Ltd., a Bermuda exempted company, and its subsidiaries (the “Company”), is a fabless semiconductor provider of high-performance application-specific standard products. The Company’s core strength is the development of complex System-on-a-Chip devices, leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The Company also develops platforms that it defines as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. The Company’s broad product portfolio includes devices for networking and storage.
Basis of Presentation
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Accordingly, every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2021, fiscal 2020 and fiscal 2019 each had a 52-week period. Certain prior period amounts have been reclassified to conform to current year presentation.
On October 29, 2020, the Company entered into a merger agreement (the “Merger Agreement”) with Inphi Corporation (“Inphi”), whereby the Company will pay Inphi's stockholders $66 per share in cash and 2.323 common shares for each Inphi share, which represented purchase consideration of approximately $10.0 billion as of that date. The Company intends to fund the cash consideration with $4.25 billion in debt financing, and has obtained commitments consisting of a $2.5 billion bridge loan commitment, a $875 million 3-year term loan facility commitment and a $875 million 5-year term loan facility commitment from JP Morgan Chase Bank, N.A., in each case subject to customary terms and conditions. The transaction is not subject to financing conditions. As of January 30, 2021, there was $33.4 million of associated deferred debt financing and equity issuance costs, of which $11.7 million is included in prepaid expenses and other current assets, and $21.7 million is included in other non-current assets on the accompanying consolidated balance sheet as of January 30, 2021.
The transaction is expected to close in the second half of calendar 2021, pending approval by Inphi's and the Company's stockholders, as well as regulatory approval and satisfaction of other customary closing conditions. As a result of the transaction, the parent company will be domiciled in the United States upon closing of the transaction. For periods after closing, the combined company will be subject to taxation in the United States, which may adversely impact the Company's future effective tax rates and tax liabilities. A fee of up to $460.0 million may be payable by the Company or $300.0 million payable by Inphi upon termination of the transaction, as more fully described in the Merger Agreement. If the Merger Agreement is terminated due to failure to obtain stockholder approval, the party whose stockholders did not approve the transaction will be obligated to reimburse the other party up to $25.0 million for its merger related fees and costs.

Note 2 — Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. In the current macroeconomic environment affected by COVID-19, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
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
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash and cash equivalents are maintained with high-quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, reasonable and supportable forecasts, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
The Company’s accounts receivable was concentrated with four customers at January 30, 2021, who comprise a total of 53% of gross accounts receivable, compared with four customers at February 1, 2020, who represented 38% of gross accounts receivable, respectively. This presentation is at the customer consolidated level.
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. During fiscal 2021, there was no net revenue attributable to one customer, other than one distributor, whose revenue was 10% or greater of total net revenues. Net revenue attributable to significant customers whose revenues as a percentage of net revenue was 10% or greater of total net revenues is presented in the following table:

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Customer:
Western Digital	*	*	12%
Toshiba **	*	*	11%
Seagate	*	*	10%
Distributor:
Wintech	13%	12%	*

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
Inventories
Inventory is stated at the lower of cost or net realizable value, cost being determined under the first-in, first-out method. The total carrying value of the Company’s inventory is reduced for any difference between cost and estimated net realizable value of inventory that is determined to be excess, obsolete or unsellable inventory based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is less than currently forecasted, the Company may be required to write inventory down below the current carrying value. Once the carrying value of inventory is reduced, it is maintained until the product to which it relates is sold or otherwise disposed. Inventoriable shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations.
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
If the Company assesses qualitative factors and concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company determines not to use the qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its carrying value, including goodwill. The Company has identified that its business operates as a single operating segment with two components (Networking and Storage), which it has concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. An impairment exists if the fair value of the reporting unit is lower than its carrying value. If the fair value of the reporting unit is lower than its carrying value, the Company would record an impairment loss in the fiscal quarter in which the determination is made.
Long-Lived Assets and Intangible Assets
The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company estimates the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 5 - Goodwill and Acquired Intangible Assets, Net” for further details regarding impairment of acquisition-related identified intangible assets.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising Expense
Advertising costs are expensed as incurred. The Company recorded $0.6 million, $0.8 million and $0.2 million of advertising costs for fiscal 2021, 2020 and 2019, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.
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
Accounting for Income Taxes
The Company estimates its income taxes in the jurisdictions in which it operates. This process involves estimating the Company's actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets.
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Evaluating the need for an amount of a valuation allowance for deferred tax assets requires judgment and analysis of all the positive and negative evidence available, including cumulative losses in recent years and projected future taxable income, to determine whether all or some portion of the deferred tax assets will not be realized. Using available evidence and judgment, the Company establishes a valuation allowance for deferred tax assets, when it determines that it is more likely than not that they will not be realized. Valuation allowances have been provided primarily against the U.S. research and development credits. Valuation allowances have also been provided against certain acquired net operating losses and the deferred tax assets of foreign subsidiaries. A change in the assessment of the realizability of deferred tax assets may materially impact the Company's tax provision in the period in which a change occurs. Taxes due on future Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. are recognized as a current period expense when incurred.
As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company's effective tax rate is highly dependent upon the geographic distribution of the Company's worldwide earnings or losses, the tax laws and regulations in various localities, the availability of tax incentives, tax credits and loss carryforwards, and the effectiveness of the Company's tax planning strategies, including the Company's estimates of the fair value of its intellectual property. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially affect the Company's tax liability and/or effective income tax rate.
The Company is subject to income tax audits by tax authorities in the jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely to be realized. Changes in judgment regarding the recognition or measurement of uncertain tax positions are reflected in the period in which the change occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company's tax liabilities involves the inherent uncertainty associated with complex tax laws. The Company believes it has adequately provided for in its financial statements additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than its accrued position. Unpaid tax liabilities, including the interest and penalties, are released pursuant to a final settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include China, India, Israel, Singapore, Germany, and the United States.
The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that the Company make certain estimates and judgments. Changes to these estimates or judgments may have a material effect on the Company's tax provision in a future period.

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
Accounting Pronouncements Not Yet Effective
In December 2019, the FASB issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The new standard was adopted by the Company on January 31, 2021 on a prospective basis and is not expected to have a material effect on the Company's consolidated financial statements.

Note 3 — Revenue
Disaggregation of Revenue
The majority of the Company's revenue is generated from sales of the Company’s products.
The following table summarizes net revenue disaggregated by product group (in thousands, except percentages):

	Year Ended January 30, 2021	% of Total	Year Ended February 1, 2020	% of Total	Year Ended February 2, 2019	% of Total
Net revenue by product group:
Networking (1)	$1,683,294	57%	$1,377,635	51%	$1,313,439	46%
Storage (2)	1,151,874	39%	1,137,766	42%	1,376,697	48%
Other (3)	133,732	4%	183,760	7%	175,655	6%
	$2,968,900		$2,699,161		$2,865,791

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

The following table summarizes net revenue disaggregated by primary geographical market based on destination of shipment (in thousands, except percentages):

	Year Ended January 30, 2021	% of Total	Year Ended February 1, 2020	% of Total	Year Ended February 2, 2019	% of Total
Net revenue based on destination of shipment:
China	$1,268,820	43%	$1,071,028	40%	$1,189,928	42%
United States	321,448	11%	258,827	10%	251,905	9%
Malaysia	254,053	9%	226,358	8%	372,817	13%
Thailand	251,408	8%	230,218	9%	165,923	6%
Philippines	166,734	6%	221,566	8%	235,921	8%
Japan	142,554	5%	162,399	6%	162,767	6%
Others	563,883	18%	528,765	19%	486,530	16%
	$2,968,900		$2,699,161		$2,865,791

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table summarizes net revenue disaggregated by customer type (in thousands, except percentages):

	Year Ended January 30, 2021	% of Total	Year Ended February 1, 2020	% of Total	Year Ended February 2, 2019	% of Total
Net revenue by customer type:
Direct customers	$2,213,645	75%	$2,041,089	76%	$2,197,209	77%
Distributors	755,255	25%	658,072	24%	668,582	23%
	$2,968,900		$2,699,161		$2,865,791
Contract Liabilities
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. As of January 30, 2021, contract liability balances are comprised of variable consideration estimated based on a portfolio basis using the expected value methodology based on analysis of historical data, current economic conditions, and contractual terms. Variable consideration estimates consist of the estimated returns, price discounts, price protection, rebates, and stock rotation programs. As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contract liabilities are included in accrued liabilities in the consolidated balance sheets.
The opening balance of contract liabilities at the beginning of fiscal year 2021 was $111.5 million. During the year ended January 30, 2021, contract liabilities increased by $875.0 million associated with variable consideration estimates, offset by $805.5 million decrease in such reserves primarily due to credit memos issued to customers. The ending balance of contract liabilities at the end of fiscal year 2021 was $181.0 million. The amount of revenue recognized during the year ended January 30, 2021 that was included in the contract liabilities balance at February 1, 2020 was not material.
Sales Commissions
The Company has elected to apply the practical expedient to expense commissions when incurred as the amortization period is typically one year or less. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 4 — Business Combinations
Avera
On November 5, 2019, the Company completed the acquisition of Avera, the ASIC business of GlobalFoundries. Avera is a leading provider of ASIC semiconductor solutions. The Company acquired Avera to expand its ASIC design capabilities. Total purchase consideration consisted of cash consideration paid to GlobalFoundries of $593.5 million, net of working capital and other adjustments. An additional $90 million in cash would have been paid to acquire additional assets if certain conditions were satisfied. In July 2020, GlobalFoundries and the Company agreed to terminate this requirement to acquire the additional assets.
The factors contributing to the recognition of goodwill were based upon the Company's conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. A portion of the goodwill recorded for the Avera acquisition is deductible for tax purposes.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The purchase price allocation is as follows (in thousands):

	Previously Reported February 1, 2020 (Provisional)	Measurement Period Adjustment	January 30, 2021
Inventories	$106,465	$—	$106,465
Prepaid expenses and other current assets	17,495	—	17,495
Property and equipment, net	25,677	—	25,677
Acquired intangible assets, net	379,000	—	379,000
Other non-current assets	6,870	—	6,870
Goodwill	129,392	606	129,998
Accrued liabilities	(64,155)	—	(64,155)
Deferred tax liabilities	(6,594)	(606)	(7,200)
Other non-current liabilities	(650)	—	(650)
	$593,500	$—	$593,500

The previously reported provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company's Form 10-K for the year ended February 1, 2020. The measurement period adjustments were primarily related to changes in estimates related to final agreement of tax-related purchase price allocations with the seller. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods reported.

In fiscal year 2020, the Company incurred total acquisition related costs of $5.7 million which were recorded in selling, general and administrative expense in the consolidated statements of operations.
Aquantia Corp
On September 19, 2019, the Company completed the acquisition of Aquantia. Aquantia is a manufacturer of high-speed transceivers which includes copper and optical physical layer products. The Company acquired Aquantia to further its position in automotive in-vehicle networking and strengthen its multi-gig ethernet PHY portfolio for enterprise infrastructure, data center and access applications. In accordance with the terms of the Agreement and Plan of Merger dated May 6, 2019, by and among the Company and Aquantia (the “Aquantia merger agreement”), the Company acquired all outstanding shares of common stock of Aquantia (the “Aquantia shares”) for $13.25 per share in cash. The merger consideration was funded with a combination of cash on hand and funds from the Company's revolving line of credit (“2018 Revolving Credit Facility”). See “Note 11 - Debt” for additional information.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The purchase price allocation is as follows (in thousands):

	Previously Reported February 1, 2020 (Provisional)	Measurement Period Adjustment	January 30, 2021
Cash and short-term investments	$27,914	$—	$27,914
Inventory	33,900	—	33,900
Goodwill	227,594	(1,049)	226,545
Acquired intangible assets	193,000	—	193,000
Other non-current assets	35,123	1,049	36,172
Accrued liabilities	(21,813)	—	(21,813)
Other, net	6,471	—	6,471
	$502,189	$—	$502,189

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
In fiscal year 2020, the Company incurred total acquisition related costs of $5.3 million which were recorded in selling, general and administrative expense in the consolidated statements of operations.
Cavium Inc
On July 6, 2018, the Company completed the acquisition of Cavium (the “Cavium acquisition”). Cavium is a provider of highly integrated semiconductor processors that enable intelligent processing for wired and wireless infrastructure and cloud for networking, communications, storage and security applications. The Cavium acquisition was primarily intended to create an opportunity for the combined company to emerge as a leader in infrastructure solutions. In accordance with the terms of the Agreement and Plan of Merger, dated as of November 19, 2017, by and among the Company and Cavium (the “Cavium merger agreement”), the Company acquired all outstanding shares of common stock of Cavium (the “Cavium shares”) for $40.00 per share in cash and 2.1757 shares of the Company's common stock exchanged for each share of Cavium stock. The Company also made cash payments for the fractional shares that resulted from conversion as specified in the Cavium merger agreement. The merger consideration was funded with a combination of cash on hand, new debt financing and issuance of the Company’s common shares. See “Note 11 - Debt” for discussion of the debt financing.
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
The following unaudited supplemental pro forma information presents the combined results of operations for each of the periods presented, as if Avera and Aquantia had been acquired as of the beginning of fiscal year 2019 and Cavium had been acquired as of the beginning of fiscal year 2018. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on inventories acquired, interest expense, and transaction costs. For fiscal year 2019, nonrecurring pro forma adjustments directly attributable to the Avera and Aquantia acquisitions included (i) the purchase accounting effect of inventories acquired of $73.1 million for Avera and Aquantia (ii) transaction costs of $18.6 million for Avera and Aquantia and (iii) share-based compensation expense of $3.5 million. The unaudited supplemental pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the Avera and Aquantia acquisitions actually occurred at the beginning of fiscal year 2019 and the Cavium acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The unaudited supplemental pro forma financial information for the periods presented is as follows (in thousands):

	Year Ended
	February 1, 2020	February 2, 2019
Pro forma net revenue	$3,011,550	$3,638,086
Pro forma net income	$1,532,594	$(334,133)

Note 5 — Goodwill and Acquired Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying value of goodwill as of January 30, 2021 and February 1, 2020 is $5.3 billion. See “Note 4 - Business Combinations” for discussion of the acquisitions and changes to the carrying value of goodwill.
The Company has identified that its business operates as a single operating segment with two components that it has concluded can be aggregated into a single reporting unit. The Company’s annual test for goodwill impairment as of the last day of the fourth quarter of fiscal 2021 did not result in any impairment charge.
There was no activity from acquisitions or divestitures recorded to goodwill in fiscal 2021 and 2020 other than those described above.
Acquired Intangible Assets, Net
In connection with the Cavium acquisition on July 6, 2018, the Aquantia acquisition on September 19, 2019 and the Avera acquisition on November 5, 2019, the Company recognized $3.3 billion of intangible assets. As of January 30, 2021 and February 1, 2020, net carrying amounts are as follows (in thousands, except for weighted-average remaining amortization period):

	January 30, 2021
	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Weighted -Average Remaining Amortization Period (Years)
Developed technologies	$2,454,000	$(724,215)	$1,729,785	5.54
Customer contracts and related relationships	643,000	(228,845)	414,155	5.62
Trade names	23,000	(14,240)	8,760	2.20
Total acquired amortizable intangible assets	3,120,000	(967,300)	2,152,700	5.54
IPR&D	118,000	—	118,000	n/a
Total acquired intangible assets	$3,238,000	$(967,300)	$2,270,700

The Company regularly analyzes the results of its business to determine whether events or circumstances exist that indicate whether the carrying amount of the intangible assets may not be recoverable. During the second quarter of fiscal 2021, impairment charges of $50.3 million related to certain intangible assets acquired from Cavium were recognized as part of restructuring actions. The gross carrying amounts and the accumulated amortization of those impaired intangible assets were excluded from the table above. See “Note 6 - Restructuring” for additional information.

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
Amortization for acquired intangible assets was $443.6 million, $368.1 million and $183.3 million during the years ended January 30, 2021, February 1, 2020 and February 2, 2019 respectively.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of January 30, 2021 (in thousands):

Fiscal Year	Amount
2022	$430,605
2023	417,527
2024	396,503
2025	356,602
2026	271,746
Thereafter	279,717
$2,152,700

Note 6 — Restructuring and Other Related Charges
The following table provides a summary of restructuring and other related charges as presented in the consolidated statements of operations (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cost of goods sold	$9,594	$—	$—
Restructuring related charges	170,759	55,328	76,753
	$180,353	$55,328	$76,753

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents details related to the restructuring and other related charges as presented in the consolidated statements of operations (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Severance and related costs	$41,901	$31,685	$40,345
Facilities and related costs	15,783	20,900	35,831
Other exit-related costs	126,204	4,254	1,850
	183,888	56,839	78,026
Release of reserves:
Severance	(3,402)	(480)	(1,273)
Facilities and related costs	(121)	(893)	—
Other exit-related costs	(12)	(138)	—
	$180,353	$55,328	$76,753

Fiscal 2021. The Company recorded $180.4 million of restructuring and other related charges during its evaluation of its existing operations to increase operational efficiency, decrease costs and increase profitability. The charges include $119.0 million associated with the server processor product line described below and $61.4 million recorded in connection with prior acquisitions. The Company expects to complete these restructuring actions by the end of fiscal 2022.
During the second quarter of fiscal 2021, the Company made changes to the scope of its server processor product line in response to changes in the associated market. The Company transitioned its product offering from standard server processors to the broad server market to focus only on customized server processors for a few targeted customers. This change in strategy required the Company to assess whether the carrying value of the associated assets would be recoverable. As a result of the assessment, the Company determined the carrying amount of certain impacted assets were not recoverable, which resulted in recognition of $119.0 million of restructuring related charges associated with the server processor product line during the second quarter of fiscal 2021. The charges included $50.3 million in impairment of acquired intangibles, $36.0 million in impairment of purchased IP licenses and $32.7 million in equipment and inventory impairment and other related restructuring charges.
The remaining restructuring charges of $61.4 million include approximately $36.9 million in severance and related costs, $15.7 million in facilities and related costs, and $8.8 million in other exit-related costs. The severance costs primarily relate to the employee separation costs in connection with the acquisitions. The facility and related costs primarily relate to the remaining payments under lease obligations upon vacating certain worldwide office locations, and ongoing operating expenses of vacated facilities.
Fiscal 2020. The Company recorded $55.3 million of restructuring and other related charges in connection with the acquisitions as described in “Note 4 - Business Combinations.” Following the acquisition of Avera, the Company reviewed its financial position and operating results against the Company's strategic objectives, long-term operating targets and other operational priorities and initiated a restructuring plan in an effort to increase operational efficiency, decrease costs and increase profitability. The charges include $15.4 million recorded in connection with the Avera acquisition and $39.9 million recorded in connection with the other acquisitions.
The charges include approximately $31.2 million in severance and related costs, $20.0 million in facilities and related costs, and $4.1 million in other exit-related costs. The severance costs primarily relate to the employee separation costs in connection with the acquisitions. The facility and related costs primarily relate to the remaining payments under lease obligations upon vacating certain worldwide office locations, and ongoing operating expenses of vacated facilities.
Fiscal 2019. The Company recorded $76.8 million of restructuring and other related charges in fiscal 2019 in connection with the Cavium acquisition as described in “Note 4 - Business Combinations.” The charges include approximately $39.1 million in severance and related costs, $35.8 million in facilities and related costs and $1.9 million in other exit-related costs. Other exit-related costs include $12.0 million for the impairment of equipment and technology licenses, offset by a gain of $12.2 million from the sale of a building in Singapore.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	July 2018 Restructuring			November 2019 Restructuring			July 2020 Restructuring
	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 2, 2019	$12,403	$26,904	$1,049	$—	$—	$—	$—	$—	$—	$40,356
Restructuring charges	16,698	3,713	3,429	14,987	225	192	—	—	—	39,244
Net cash payments	(27,706)	(3,374)	(3,804)	(2,674)	(29)	(181)	—	—	—	(37,768)
Release of reserve	(479)	(893)	(138)	(1)	—	—	—	—	—	(1,511)
Effect of adoption of new lease standard	—	(25,893)	—	—	—	—	—	—	—	(25,893)
Balance at February 1, 2020	916	457	536	12,312	196	11	—	—	—	14,428
Restructuring charges	24,923	5,405	2,536	3,938	—	—	13,040	—	5,827	55,669
Net cash payments	(22,751)	(4,364)	(2,291)	(15,323)	(178)	(6)	(9,309)	—	(2,792)	(57,014)
Release of reserve	(794)	(103)	(7)	(768)	(18)	(5)	(617)	—		(2,312)
Exchange rate adjustment	29	—	—	—	—	—	—	—	—	29
Balance at January 30, 2021	2,323	1,395	774	159	—	—	3,114	—	3,035	10,800
Less: non-current portion	—	1,119	49	—	—	—	—	—	589	1,757
Current portion	$2,323	$276	$725	$159	$—	$—	$3,114	$—	$2,446	$9,043

The remaining accrued severance and related costs are expected to be paid in fiscal 2022. The remaining other exit-related costs includes impairment charges associated with the future maintenance support for the server processor product line that are expected to be paid through fiscal 2024. The remaining accrued facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2028.

Note 7 — Supplemental Financial Information (in thousands)
Consolidated Balance Sheets

	January 30, 2021	February 1, 2020
Cash and cash equivalents:
Cash	$633,822	$513,072
Cash equivalents:
Money market funds	—	46,355
Time deposits	114,645	88,177
Cash and cash equivalents	$748,467	$647,604

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 30, 2021	February 1, 2020
Accounts receivable, net:
Accounts receivable	538,739	494,472
Less: Doubtful accounts	$(2,071)	$(2,126)
Accounts receivable, net	$536,668	$492,346

	January 30, 2021	February 1, 2020
Inventories:
Work-in-process	$187,351	$216,496
Finished goods	80,877	106,484
Inventories	$268,228	$322,980

	January 30, 2021	February 1, 2020
Property and equipment, net:
Machinery and equipment	$693,689	$686,351
Land, buildings, and leasehold improvements	284,532	285,084
Computer software	103,789	100,613
Furniture and fixtures	26,990	24,582
	1,109,000	1,096,630
Less: Accumulated depreciation	(782,875)	(739,538)
Property and equipment, net	$326,125	$357,092

The Company recorded depreciation expense of $95.9 million, $83.4 million and $64.5 million for fiscal 2021, 2020 and 2019, respectively.

	January 30, 2021	February 1, 2020
Other non-current assets:
Technology and other licenses (1)	$242,244	$277,634
Prepaid ship and debit (2)	131,657	75,362
Operating right-of-use assets	101,411	110,907
Other	66,257	32,947
Other non-current assets	$541,569	$496,850
(1)Amortization of technology and other licenses was $99.3 million, $70.4 million and $57.0 million in fiscal 2021, 2020 and 2019, respectively.
(2)Prepaid ship and debit of $131.7 million and $75.4 million as of January 30, 2021 and February 1, 2020, respectively, relate to certain prepaid distributor arrangements for ship and debit claims.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 30, 2021	February 1, 2020
Accrued liabilities:
Contract liabilities	$180,995	$111,486
Technology license obligations	71,130	71,623
Accrued legal reserve	50,101	10,748
Deferred non-recurring engineering credits	37,300	51,109
Lease liabilities - current	32,461	28,662
Deferred revenue	16,146	5,647
Accrued royalty	12,740	10,927
Accrued restructuring	9,043	14,302
Other	25,700	42,135
Accrued liabilities	$435,616	$346,639

	January 30, 2021	February 1, 2020
Other non-current liabilities:
Lease liabilities - non current	$104,417	$115,778
Technology license obligations	86,241	107,893
Non-current income taxes payable	22,526	37,983
Deferred tax liabilities	22,359	31,233
Other	23,310	12,578
Other non-current liabilities	$258,853	$305,465

Accumulated other comprehensive income (loss):
The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at February 2, 2019	$—
Other comprehensive income (loss) before reclassifications	(37)
Amounts reclassified from accumulated other comprehensive income (loss)	37
Net current-period other comprehensive loss, net of tax	—
Balance at February 1, 2020	—
Other comprehensive loss before reclassifications	1,214
Amounts reclassified from accumulated other comprehensive income (loss)	(1,214)
Net current-period other comprehensive income, net of tax	—
Balance at January 30, 2021	$—

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Other income, net:
Gain on sale of business (1)	$—	$1,121,709	$—
Net realized loss on investments	—	—	(3,066)
Currency remeasurement loss	(1,914)	(2,817)	(2,625)
Other income	4,800	3,663	6,210
Other Income, net	$2,886	$1,122,555	$519

(1)On December 6, 2019, the Company completed the divestiture of the Wi-Fi Connectivity business to NXP USA, Inc, a subsidiary of NXP Semiconductors. Based on the terms of the agreement, the Company received sale consideration of $1.7 billion in cash proceeds. In fiscal year 2020, the Company recognized a pre-tax gain on sale of $1.1 billion in conjunction with the divestiture of the Wi-Fi Connectivity business.

Consolidated Statements of Cash Flows

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Supplemental Cash Flow Information:
Cash paid for interest	$54,575	$76,506	$39,156
Cash paid for income taxes, net	$14,203	$117,529	$8,143
Non-Cash Investing and Financing Activities:
Non-cash consideration paid for the acquisition	$—	$15,520	$3,331,342
Purchase of software and intellectual property under license obligations	$68,807	$193,149	$4,221
Unpaid purchase of property and equipment at end of year	$10,061	$23,015	$8,837
Unpaid equity and debt financing costs	$1,729	$—	$—

Note 8 — Investments
As of January 30, 2021, and February 1, 2020, the Company held no investments.
Short-term, highly liquid investments of $114.6 million and $134.5 million as of January 30, 2021 and February 1, 2020, respectively, included in cash and cash equivalents on the accompanying consolidated balance sheets are not considered as investments because of the short-term maturity of such investments. The gross unrealized gains and losses were immaterial as the carrying values approximated fair value.
Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following table (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Gross realized gains	$—	$14	$371
Gross realized losses	—	(6)	(3,437)
Total net realized gains (losses)	$—	$8	$(3,066)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Fair Value Measurements
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
The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, as the market inputs used to value these instruments consist of market yield. In addition, the severance pay fund is classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at January 30, 2021
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Time deposits	$—	$114,645	$—	$114,645
Other non-current assets:
Severance pay fund	—	623	—	623
Total assets	$—	$115,268	$—	$115,268

	Fair Value Measurements at February 1, 2020
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$46,355	$—	$—	$46,355
Time deposits	—	88,177	—	88,177
Other non-current assets:
Severance pay fund	—	693	—	693
Total assets	$46,355	$88,870	$—	$135,225

There were no transfers of assets between levels in either fiscal 2021 or 2020.
Fair Value of Debt
The Company classified the Term Loan, the 2023 Notes and 2028 Notes under Level 2 of the fair value measurement hierarchy. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically. At January 30, 2021, the estimated aggregate fair value of the 2023 Notes and 2028 Notes was $1.1 billion and were classified as Level 2 as there are quoted prices from less active markets for the notes.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Leases
The Company's leases include facility leases and data center leases, which are all classified as operating leases. For data center leases, the Company elected the practical expedient to account for the lease and non-lease component as a single lease component.

Lease expense and supplemental cash flow information are as follows (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020
Operating lease expense	$47,819	$49,679
Cash paid for amounts included in the measurement of operating lease liabilities	$36,849	$33,161
Right-of-use assets obtained in exchange for lease obligation	$26,605	$28,928

The effect of operating lease right-of-use asset amortization of $21.6 million and $20.4 million is included in changes in Other expense, net in the cash provided by operating activities section on the consolidated statements of cash flows for the fiscal year ended January 30, 2021 and February 1, 2020, respectively.

The aggregate future lease payments for operating leases as of January 30, 2021 are as follows (in thousands):

Fiscal Year	Operating Leases	Sublease Income
2022	$37,108	$(3,253)
2023	33,015	(3,350)
2024	23,931	(3,451)
2025	15,782	(3,554)
2026	14,765	(3,661)
Thereafter	27,437	(5,703)
Total lease payments	152,038	(22,972)
Less: imputed interest	15,160
Present value of lease liabilities	$136,878

Average lease terms and discount rates were as follows:

	Year Ended
	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)	5.11	5.52
Weighted-average discount rate	3.85%	3.85%

Note 11 — Debt
In connection with the Inphi acquisition, the Company executed a debt agreement in December 2020 to obtain a $875 million 3-year term loan and a $875 million 5-year term loan. The Company also executed a debt agreement to obtain a $750 million revolving credit facility in December 2020. Below is further discussion of the terms of the various debt agreements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020 Term Loan Agreement
In connection with the Inphi acquisition that is expected to close in 2021, on December 7, 2020, the Company entered into a term loan credit agreement with a lending syndicate led by JP Morgan Chase Bank, N.A (the “2020 Term Loan Agreement”) in order to finance the expected merger with Inphi. The 2020 Term Loan Agreement provides for borrowings of up to $1.75 billion consisting of: (i) $875 million loan with a three-year term from the funding date (the “3-Year Tranche Loan”) and (ii) $875 million loan with a five-year term from the funding date (the “5-Year Tranche Loan” and, together with the 3-Year Tranche Loan, the "2020 Term Loans"). The availability and funding of the 2020 Term Loans is subject to satisfaction of customary conditions including the closing of the Inphi Acquisition.
The 3-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 125 bps. The 5-Year Tranche Loan has a stated floating interest rate which equates to reserve-adjusted LIBOR + 137.5 bps. The 2020 Term Loans do not require any scheduled principal payments prior to final maturity but do permit the Company to make early principal payments without premium or penalty.
The 2020 Term Loan Agreement requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter. As of January 30, 2021, the Company had not yet borrowed from the 2020 Term Loans.
2020 Revolving Credit Facility
On December 7, 2020, the Company entered into a revolving line of credit agreement (“2020 Revolving Credit Facility”) with a lending syndicate led by JP Morgan Chase Bank, N.A for borrowings of up to $750 million. Borrowings from the 2020 Revolving Credit Facility are intended for general corporate use, which may include among other things, the financing of acquisitions, the refinancing of other indebtedness and the payment of transaction expenses related to the foregoing. The 2020 Revolving Credit Facility has a five-year term and a stated floating interest rate which equates to reserve-adjusted LIBOR plus an applicable margin. The Company may prepay any borrowings at any time without premium or penalty. As of January 30, 2021, the 2020 Revolving Credit Facility is undrawn and will be available for draw down through December 7, 2025. An unused commitment fee is payable quarterly based on unused balances at a rate that is based on the ratings of the Company's senior unsecured long-term indebtedness. This annual rate was 0.175% at January 30, 2021.
The 2020 Revolving Credit Facility requires that the Company and its subsidiaries comply with covenants relating to customary matters, including with respect to creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness, subject to certain exceptions, and requires that the Company maintain a leverage ratio financial covenant as of the end of any fiscal quarter.
In connection with the Cavium acquisition, the Company executed debt agreements in June 2018 to obtain a $900 million term loan, a $500 million revolving credit facility and $1.0 billion of senior unsecured notes. The $500 million revolving credit facility was replaced by the 2020 Revolving Credit Facility in December 2020.
2018 Term Loan and 2018 Revolving Credit Facility
On June 13, 2018, the Company entered into a credit agreement (“2018 Credit Agreement”) with twelve lenders. The 2018 Credit Agreement provides for borrowings of: (i) up to $500 million in the form of a revolving line of credit (the “2018 Revolving Credit Facility”) and (ii) $900 million in the form of a term loan (the “2018 Term Loan”). The proceeds of the 2018 Term Loan were used to fund a portion of the cash consideration for the Cavium acquisition, repay Cavium’s debt, and pay transaction expenses in connection with the Cavium acquisition. On December 7, 2020, the 2018 Revolving Credit Facility under the 2018 Credit Agreement was terminated and replaced by the 2020 Revolving Credit Facility.
The 2018 Term Loan has a three-year term which matures on July 6, 2021 and has a stated floating interest rate which equates to reserve-adjusted LIBOR plus a margin based on the Company's unsecured credit ratings. The effective interest rate for the 2018 Term Loan was 3.793% as of January 30, 2021. The 2018 Term Loan does not require any scheduled principal payments prior to final maturity but does permit the Company to make early principal payments without premium or penalty. During the year ended January 30, 2021 the Company repaid $250 million of the principal outstanding, and wrote off $0.7 million of associated unamortized debt issuance costs.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 2018 Credit Agreement requires that the Company and its subsidiaries comply, subject to certain exceptions, with covenants relating to customary matters such as creating or permitting certain liens, entering into sale and leaseback transactions, and consolidating, merging, liquidating or dissolving. It also prohibits subsidiaries of the Company from incurring additional indebtedness and requires the Company to comply with a leverage ratio financial covenant as of the end of any fiscal quarter. As of January 30, 2021, the Company was in compliance with all of its debt covenants applicable to its credit agreements.
The Company currently carries debt, in the form of the 2018 Term Loan, that relies on LIBOR as the benchmark rate. LIBOR is expected to be phased out as a benchmark rate starting at the end of 2021. The 2018 Term Loan will mature before the initial phase out of LIBOR. To the extent LIBOR ceases to exist, the 2020 Term Loan and 2020 Revolving Credit Facility agreements contemplate an alternative benchmark rate without the need for any amendment thereto.
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
Summary of Borrowings and Outstanding Debt
The following table summarizes the Company's outstanding debt at January 30, 2021 and February 1, 2020 (in thousands):

	January 30, 2021	February 1, 2020
Face Value Outstanding:
Term Loan	$200,000	$450,000
2023 Notes	500,000	500,000
2028 Notes	500,000	500,000
Total borrowings	1,200,000	1,450,000
Less: Unamortized debt discount and issuance cost	(7,189)	(10,976)
Net carrying amount of debt	1,192,811	1,439,024
Less: Current portion	199,641	—
Non-current portion	$993,170	$1,439,024

During fiscal 2021 and fiscal 2020, the Company recognized $56.8 million and $79.8 million of interest expense, respectively, in its consolidated statements of operations related to interest, amortization of debt issuance costs and accretion of discount associated with the outstanding Term Loan and Senior Notes.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of January 30, 2021, the aggregate future contractual maturities of the Company's outstanding debt, at face value, were as follows (in thousands):

Fiscal Year	Amount
2022	$200,000
2023	—
2024	500,000
2025	—
2026	—
Thereafter	500,000
Total	$1,200,000

Note 12 — Commitments and Contingencies
Warranty Obligations
The Company’s products carry a standard one-year warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The Company’s warranty expense has not been significant in the periods presented.
Technology License Commitments
The Company purchases certain intellectual property under technology license obligations. Future payments under technology license obligations as of January 30, 2021, are presented in the following tables (in thousands):

Fiscal Year	Technology License Obligations
2022	$83,919
2023	61,876
2024	49,147
2025	309
2026	309
Thereafter	—
Total future minimum payments	195,560
Less: amount representing interest	(6,691)
Present value of future minimum payments	188,869
Less: current portion	(71,130)
Non-current portion	$117,739
Technology license obligations include the liabilities under agreements for technology licenses between the Company and various vendors.
Purchase Commitments
Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders is allowed but requires payment of all costs and expenses incurred through the date of cancellation. As of January 30, 2021, these foundries had incurred approximately $329.5 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.
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
In the fourth quarter of fiscal 2021, the Company became involved in discussions with another party to resolve disputes that ultimately concluded with settlement by the Company in the amount of $36.0 million which was accrued at the time such offer of settlement was determined by management. Such amount is presented separately on the accompanying consolidated statement of operations for the fiscal year ended January 30, 2021.
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

Note 13 — Shareholders’ Equity
Preferred and Common Stock
Under the terms of the Company’s Articles of Association, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.
As of January 30, 2021, the Company is authorized to issue 8.0 million shares of $0.002 par value preferred stock and 992.0 million shares of $0.002 par value common stock. As of January 30, 2021, and February 1, 2020, no shares of preferred stock were outstanding.
In June 2019, the Company executed a funded research and development agreement with a business partner. In conjunction with the agreement, the Company issued a warrant to purchase 9.0 million of the Company's common shares, subject to certain vesting and exercise conditions.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Unit Withholdings
For the years ended January 30, 2021 and February 1, 2020, the Company withheld approximately 3.1 million and 4.0 million shares, or $108.1 million and $98.3 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.
Cash Dividends on Shares of Common Stock
During fiscal 2021, the Company declared and paid cash dividends of $0.24 per common share, or $160.6 million, on the Company’s outstanding common stock. During fiscal 2020, the Company declared and paid cash dividends of $0.24 per common share, or $159.6 million, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.
On March 5, 2021, the Company announced that its board of directors declared a cash dividend of $0.06 per share payable on April 28, 2021 to shareholders of record as of April 9, 2021.
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
The Company repurchased 1.3 million of its common shares for $25.2 million , 14.5 million of its common shares for $364.3 million and 6.0 million of its common shares for $104.0 million in cash during fiscal 2021, 2020 and 2019, respectively. The repurchased shares were retired immediately after the repurchases were completed. The Company temporarily suspended the share repurchase program in late March 2020 to preserve cash during the COVID-19 pandemic and remains temporarily suspended in anticipation of the funding of the Company's acquisition of Inphi. As a result, the Company did not repurchase any shares subsequent to the first quarter of fiscal 2021. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of January 30, 2021, a total of 308.1 million shares have been repurchased to date under the Company’s share repurchase program for a total $4.3 billion in cash and there was $564.5 million remaining available for future share repurchases.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in thousands, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at February 3, 2018	286,365	$13.19	$3,776,557
Repurchase of common stock under the stock repurchase program	6,041	$17.21	103,974
Cumulative balance at February 2, 2019	292,406	$13.27	3,880,531
Repurchase of common stock under the stock repurchase program	14,486	$25.15	364,272
Cumulative balance at February 1, 2020	306,892	$13.83	4,244,803
Repurchase of common stock under the stock repurchase program	1,251	$20.14	25,202
Cumulative balance at January 30, 2021	308,143	$13.86	$4,270,005

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Employee Benefit Plans
Employee Stock Compensation Plans
1995 Stock Option Plan
In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common shares reserved for issuance thereunder as of January 30, 2021. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant. The Company can also grant stock awards, which may be subject to vesting. Further, the Company can grant restricted stock unit (“RSU”) awards. RSU awards are denominated in shares of stock, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. Awards under the Option Plan generally vest over 3 to 4 years.
As of January 30, 2021, approximately 77.9 million shares remained available for future grants under the Option Plan.
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
In fiscal year 2020, the Company issued Value Creation Awards that are based on achievement of the Company's stock price target over a specified performance period, also referred to as VCA RSUs. The VCA RSU will be earned if the Company's average closing trading stock price over 100-calendar days equals or exceeds a certain target price. 100% of the award will vest on the 1-year anniversary of the achievement. The grant will be forfeited if the market-based condition is not achieved. These VCA RSUs are reported in the table presented below as “Market-Based” awards based on 100% expected achievement. As of January 30, 2021, the performance metrics have been achieved. The awards will vest on the 1-year anniversary of the achievement in November 2021.
In December 2017, the Company’s Executive Compensation Committee approved a deferred stock program, whereby executives of the Company have the option, beginning in 2018, to defer the settlement of time-based and performance-based restricted stock units granted under the Option Plan to a future date. A deferral election is irrevocable after the annual submission deadline. The shares of common stock underlying the deferred grants will be distributed at the earliest of the employee’s specified future settlement date, not to be earlier than 2023, or upon separation from service, a change in control, or death or disability. As of January 30, 2021, no grants have been subject to a deferral election.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Under the ESPP, a total of 5.0 million shares were issued in fiscal 2021 at a weighted-average price of $14.36 per share, a total of 5.2 million shares were issued in fiscal 2020 at a weighted-average price of $13.25 per share, and a total of 3.2 million shares were issued in fiscal 2019 at a weighted-average price of $15.08 per share. As of January 30, 2021, there was $55.9 million of unamortized compensation cost related to the ESPP.
As of January 30, 2021, approximately 32.5 million shares remained available for future issuance under the ESPP.
Summary of Share-Based Compensation Expense
The following table summarizes share-based compensation expense (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cost of goods sold	$16,320	$13,759	$12,024
Research and development	150,867	157,054	108,762
Selling, general and administrative	74,352	71,996	77,309
Total share-based compensation	$241,539	$242,809	$198,095
Share-based compensation capitalized in inventory was $3.8 million at January 30, 2021, $4.1 million at February 1, 2020 and $2.8 million at February 2, 2019.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock and Stock Unit Awards
A summary of restricted stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in thousands, except per-share amounts):

	Time-Based		Performance-Based			Market-Based			Total
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at February 3, 2018	10,289	$13.84	672		$14.25	921		$13.14	11,882	$13.81
Assumed upon acquisition [4]	13,289	$21.02	—		$—	—		$—	13,289	$21.02
Granted	7,453	$19.95	340	[1]	$21.12	351	[1]	$21.36	8,144	$20.06
Vested	(8,827)	$16.30	—		$—	(30)		$13.08	(8,857)	$16.28
Canceled/Forfeited	(3,159)	$19.64	(64)		$16.29	(64)		$16.52	(3,287)	$19.51
Balance at February 2, 2019	19,045	$19.15	948		$16.58	1,178		$15.40	21,171	$18.82
Assumed upon acquisition [4]	1,341	$25.61	—		$—	—		$—	1,341	$25.61
Granted	9,340	$23.36	288	[2]	$13.90	3,621	[3]	$15.39	13,249	$20.98
Vested	(10,781)	$20.01	(576)		$13.90	(713)		$11.62	(12,070)	$19.23
Canceled/Forfeited	(3,661)	$20.57	(149)		$17.86	(173)		$21.12	(3,983)	$20.49
Balance at February 1, 2020	15,284	$21.34	511		$17.71	3,913		$15.83	19,708	$20.15
Granted	7,437	$26.18	143	[2]	$14.13	989	[3]	$33.35	8,569	$26.80
Vested	(9,287)	$21.28	(390)		$14.11	(328)		$14.60	(10,005)	$20.79
Canceled/Forfeited	(2,090)	$22.89	(4)		$21.32	(296)		$18.86	(2,390)	$22.39
Balance at January 30, 2021	11,344	$24.27	260		$21.06	4,278		$19.77	15,882	$23.00

[1]    Amounts represent the target number of restricted stock units at grant date. For awards granted to our executive officers, up to 200% of the target restricted stock units may vest if the maximum level for performance goals is achieved.
[2]    Amount represents the number of restricted stock unit goal shares.
[3]    Amount represents the target number of restricted stock units at grant date and restricted stock unit goal shares, including 989 TSR RSU shares in fiscal 2021 and 824 TSR RSU shares and 2,797 VCA RSU shares in fiscal 2020.
[4]    See “Note 4 - Business Combinations” for additional information.
The aggregate intrinsic value of restricted stock units expected to vest as of January 30, 2021 was $817.3 million. The number of restricted stock units that are expected to vest is 15.9 million shares. The Company’s closing stock price of $51.46 as reported on the Nasdaq Global Select Market as of January 30, 2021 was used to calculate the aggregate intrinsic value for the restricted stock units.
As of January 30, 2021, unamortized compensation expense related to restricted stock units was $293.7 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.62 years.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Option Awards
Option Plan and Stock Award Activity
Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price
Balance at February 3, 2018	11,772	$12.36
Assumed upon acquisition*	3,026	$11.85
Granted	—	$—
Exercised	(4,812)	$10.93
Canceled/Forfeited	(362)	$13.64
Balance at February 2, 2019	9,624	$12.87
Assumed upon acquisition*	808	$9.20
Granted	—	$—
Exercised	(6,178)	$12.67
Canceled/Forfeited	(37)	$13.57
Balance at February 1, 2020	4,217	$12.44
Granted	—	$—
Exercised	(1,301)	$11.63
Canceled/Forfeited	(21)	$12.88
Balance at January 30, 2021	2,895	$12.81
Vested or expected to vest at January 30, 2021	2,895
*    See “Note 4 - Business Combinations” for more information.
For stock options vested and expected to vest at January 30, 2021, the aggregate intrinsic value was $111.9 million. For stock options exercisable at January 30, 2021, the aggregate intrinsic value was $111.0 million. The aggregate intrinsic value of stock options exercised during fiscal 2021, 2021 and 2020 was $25.1 million, $70.5 million and $40.6 million, respectively. The Company’s closing stock price of $51.46 as reported on the Nasdaq Global Select Market as of January 30, 2021 was used to calculate the aggregate intrinsic value for all in-the-money options.
Outstanding options and exercisable options information by range of exercise prices as of January 30, 2021 was as follows:

		Outstanding Options			Exercisable Options
Range of Exercise Prices		Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$3.89	$10.31	319	3.95	$9.06	319	$9.06
$10.76	$10.76	897	2.25	$10.76	897	$10.76
$10.89	$14.35	893	3.87	$13.55	874	$13.55
$14.45	$15.87	651	2.67	$15.64	651	$15.64
$15.91	$22.27	134	3.40	$16.67	129	$16.60
Total		2,894	3.08	$12.81	2,870	$12.79
As of January 30, 2021, the unamortized compensation expense for stock options was $0.2 million. The unamortized compensation expense for options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 0.43 years.
Valuation of Employee Share-Based Awards
The expected volatility for awards granted during fiscal 2021, 2020 and 2019 was based on historical stock price volatility.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The expected dividend yield is calculated by dividing the current annualized dividend by the closing stock price on the date of grant of the option.
There were no options granted in fiscal 2021, 2020 and 2019 except for the ones the Company assumed from the Cavium and Aquantia acquisitions as described above.
The following weighted-average assumptions were used for each respective period to calculate the fair value of common shares to be issued under the ESPP on the date of grant using the Black-Scholes option pricing model:

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Employee Stock Purchase Plan:
Estimated fair value	$15.12	$7.06	$4.91
Expected volatility	48%	35%	33%
Expected term (in years)	1.2	1.2	1.2
Risk-free interest rate	0.1%	1.8%	2.6%
Expected dividend yield	0.6%	1.0%	1.4%
The following weighted-average assumptions were used for each respective period to calculate the fair value of common shares to be issued under Total Shareholder Return performance awards on the date of grant using the Monte Carlo pricing model:

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Total Shareholder Return Awards:
Expected term (in years)	3.0	3.0	2.9
Expected volatility	40%	32%	35%
Average correlation coefficient of peer companies	0.7	0.5	0.5
Risk-free interest rate	0.2%	2.4%	2.5%
Expected dividend yield	0.9%	1.0%	1.1%
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

Employee 401(k) Plans
The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 75% of eligible earnings subject to a required annual limit. The Company currently matches 100% of the first 4% of the employee’s contribution and 50% of the next 2%, up to a $4,000 maximum contribution effective from January 1, 2018, and up to a $5,000 maximum contribution effective from January 1, 2021. The Company made matching contributions to employees of $11.1 million in fiscal 2021, $11.0 million in fiscal 2020 and $8.6 million in fiscal 2019. As of January 30, 2021, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.
The Company also has voluntary defined contribution plans in various non-U.S. locations. In connection with these plans, the Company made contributions on behalf of employees totaling $11.3 million, $9.6 million and $16.8 million during fiscal 2021, 2020 and 2019, respectively.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 — Income Taxes
The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
U.S. operations	$(18,201)	$(95,884)	$666,508
Non-U.S. operations	(303,967)	894,267	(671,155)
	$(322,168)	$798,383	$(4,647)
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current income tax provision (benefit):
Federal	$3,210	$5,223	$46,519
State	3,439	(1,937)	5,959
Foreign	(12,028)	(4,137)	3,322
Total current income tax provision (benefit)	(5,379)	(851)	55,800
Deferred income tax provision (benefit):
Federal	(14,401)	(125,892)	134,336
State	870	(9,382)	(6,567)
Foreign	(25,960)	(649,884)	(9,122)
Total deferred income tax provision (benefit)	(39,491)	(785,158)	118,647
Total provision (benefit) for income taxes	$(44,870)	$(786,009)	$174,447

The Company consists of a Bermuda parent holding company with various foreign and U.S. subsidiaries. The applicable statutory rate in Bermuda is zero for the Company for fiscal 2021, 2020, and 2019. For purposes of the reconciliation between the provision (benefit) for income taxes at the statutory rate and the effective tax rate, a U.S. statutory tax rate of 21% for fiscal years 2021, 2020 and 2019 is applied as follows:

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Provision at U.S. statutory rate	$(67,655)	$167,660	$(976)
State taxes, net of federal benefit	327	(9,878)	(9,652)
Difference in U.S. and non-U.S. tax rates	38,118	(181,625)	46,988
Foreign income inclusion in U.S.	861	13,736	167,093
Non-deductible compensation	4,108	6,196	13,215
Intellectual property transaction	—	(762,933)	93,777
Federal research and development credits	(49,315)	(42,604)	(29,503)
Uncertain tax positions	(19,957)	(3,913)	4,238
Change in valuation allowance	49,315	26,971	(110,921)
Other	(672)	381	188
Income tax provision (benefit)	$(44,870)	$(786,009)	$174,447

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The income tax benefit for fiscal 2021 is primarily attributable to the pretax losses of the Company’s subsidiaries with income tax rates that differ from the U.S. statutory tax rate, combined with a net reduction of unrecognized tax benefits inclusive of interest and penalties, offset by tax expense attributable to non-deductible compensation. The income tax benefit for fiscal 2020 was primarily the result of the recognition of a $763.0 million tax benefit for the intra-entity transfer of the majority of the Company’s intellectual property to a subsidiary in Singapore. This resulted in the recognition of a deferred tax asset and tax benefit of $659.0 million related to the Singapore tax basis in the intellectual property. In addition, the Company recognized $104.0 million of income tax benefit from the reversal of deferred tax liabilities primarily related to previously acquired intangible assets. The income tax expense for fiscal 2019 was primarily the result of restructurings involving the transfer of certain assets and intellectual property used in the business among various subsidiaries and represented the estimated U.S. tax to be paid currently and in future years on income generated from the intellectual property transfer. The prior period transactions aligned the global economic ownership of the Company's intellectual property rights with its current and future business operations. The Company continues to evaluate potential changes to its legal entity structure in response to guidelines and requirements in various international tax jurisdictions, as well as in response to changes in our operations, and acquisitions and divestitures.
Deferred tax assets consist of the following (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Net operating losses	$78,253	$105,925
Federal and California income tax credits	713,799	631,805
Intangible assets	629,290	632,537
Reserves and accruals	69,654	22,719
Share-based compensation	4,798	4,117
Lease liabilities	28,176	32,120
Gross deferred tax assets	1,523,970	1,429,223
Valuation allowance	(749,468)	(676,780)
Total deferred tax assets	774,502	752,443
Deferred tax liabilities:
Intangible assets	(50,557)	(69,771)
Fixed assets	(27,549)	(27,540)
Unremitted earnings of non-U.S. subsidiaries	(20,173)	(21,284)
Right of use assets	(26,158)	(25,290)
Total deferred tax liabilities	(124,437)	(143,885)
Net deferred tax assets (liabilities)	$650,065	$608,558

The deferred tax assets and liabilities based on tax jurisdictions are presented on our consolidated balance sheet as follows:

	January 30, 2021	February 1, 2020
Non-current deferred tax assets	$672,424	$639,791
Non-current deferred tax liabilities	(22,359)	(31,233)
Net deferred tax assets (liabilities)	$650,065	$608,558

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or creditable. The Company weighs all positive and negative evidence including our earnings history, results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of January 30, 2021, the Company recorded a valuation allowance of $749.5 million which is an increase of $72.7 million from fiscal 2020. The Company provided a full valuation allowance against its federal and state research and development and other tax credits. Based on the available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that these tax credits and a limited amount of net operating losses will not be realized in the future. The Company also provided a valuation allowance against the deferred tax assets of a portion of its operations in Israel, which has cumulative losses in recent years and is not projecting sufficient future taxable income to realize the benefit of its deferred tax assets, as well as a valuation allowance against Canadian research and development credits. It is also possible that significant negative evidence may become available that causes the Company to conclude that a valuation allowance is needed on certain of its other deferred tax assets, which would adversely affect the Company's income tax provision in the period of such change in judgment.
As of January 30, 2021, the Company had net operating loss carryforwards available to offset future taxable income of approximately $832.6 million, $517.3 million and $815.1 million for U.S. federal, state of California and foreign purposes, respectively. The federal carryforwards will begin to expire in fiscal year 2022, and the California carryforwards will begin to expire in fiscal year 2028, if not utilized before these years. The majority of the Company’s foreign losses carry forward indefinitely. The Company also had federal research and other tax credit carryforwards of approximately $360.3 million which will begin to expire in fiscal 2022. As of January 30, 2021, the Company also had California research tax credit carryforwards of approximately $478.6 million, which can be carried forward indefinitely. The Company also has research and other tax credit carryforwards of approximately $28.8 million in other U.S. states which will begin to expire in fiscal 2022 due to the statutes of limitation.
Utilization of the Company's U.S. federal and state net operating loss and credit carryforwards may be subject to annual limitations due to ownership change provisions by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Future changes in the Company's stock ownership, some of which are outside of the Company's control, could result in an ownership change under Section 382 and result in a limitation on US tax attributes. As of January 30, 2021, the Company had approximately $801.1 million and $120.4 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation. The Company does not expect these limitations to result in any permanent loss of its tax benefits.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Unrecognized tax benefits as of the beginning of the period	$166,828	$158,323	$23,252
Increases related to acquired tax positions	—	9,215	131,631
Increases related to prior year tax positions	77,878	1,789	1,836
Decreases related to prior year tax positions	(1,106)	(6,747)	(6,259)
Increases related to current year tax positions	5,603	7,614	11,154
Settlements	(476)	(443)	—
Lapse in the statute of limitations	(8,193)	(4,044)	(3,198)
Foreign exchange (gain) loss	1,616	1,121	(93)
Gross amounts of unrecognized tax benefits as of the end of the period	$242,150	$166,828	$158,323

Included in the balances as of January 30, 2021 is $171.5 million of unrecognized tax benefit that would affect the effective income tax rate if recognized. Also, in the year ended January 30, 2021, the Company increased its uncertain prior year tax positions by $77.9 million which included $75.1 million related to items that had been previously accrued as deferred tax liabilities and are now reflected as reductions to deferred tax assets at January 30, 2021, as a result of a current year change in the Company's assessment of its future income tax filing positions for these items. Finally, $221.7 million, $146.6 million and $135.6 million of the gross unrecognized tax benefits presented in the table above are offset against deferred tax assets in the consolidated balance sheets as of January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts in the table above do not include the related interest and penalties. The amount of interest and penalties accrued was approximately $4.0 million, $12.4 million, and $15.1 million as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively. The Company’s policy is to recognize these interest and penalties as a component of income tax expense. The consolidated statements of operations for fiscal 2021, 2020, and 2019 included $1.0 million, $1.4 million, and $2.7 million, respectively, of interest and penalties related to the unrecognized tax benefits.
The Company's major tax jurisdictions are the United States, the states of California and Massachusetts, China, India, Israel, and Singapore. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of January 30, 2021, the Company is subject to examination in material jurisdictions including China, India, Israel, Singapore, Germany, and the United States for fiscal years 2001 through 2021.
The Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by $5.4 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.
The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to the Company’s Singapore subsidiary. In October 2004, the Company’s subsidiary in Singapore was granted a second incentive known as the Development and Expansion Incentive (“DEI”), and in June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014. The Company renegotiated with the Singapore government and in fiscal 2015, they extended the DEI tax incentives to the Company until June 2019. The Company renegotiated again with the Singapore government and during the second quarter of fiscal 2020, they extended the DEI tax incentives until June 2024. In the future, the Company may negotiate a further extension of these incentives. In order to retain these tax benefits in Singapore, the Company must meet certain operating conditions relating to, among other things, certain headcount and investment requirements, as well as maintenance of a regional headquarters function, and certain research and development activities in Singapore. There was no such benefit in fiscal 2021, 2020, and 2019.
Under the Israeli Encouragement law of “approved or benefited enterprise,” Marvell Israel (M.I.S.L) Ltd., is entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income with respect to its Galileo switches activity, subject to various operating and other conditions. Income from the approved or benefited enterprises, with the exception of capital gains, is eligible up to fiscal 2027. In fiscal 2021, tax savings associated with these tax holidays were approximately $2.1 million, which if paid would impact the Company’s earnings per share by less than $0.01 per share in fiscal 2021. There was no such benefit recognized in fiscal 2020 or fiscal 2019.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted into US federal law on March 27, 2020. The CARES Act provided numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and concluded that there was no material impact on its financial statements. The tax effects of other related foreign government assistance enacted into law this period are also not material to the Company this period.
The Company’s principal source of liquidity as of January 30, 2021 consisted of approximately $748.5 million of cash and cash equivalents, of which approximately $618.1 million was held by subsidiaries outside of Bermuda.  The Company has not recognized a deferred tax liability on $264.2 million of these assets as those amounts are deemed to be indefinitely reinvested. The Company plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Net Income (Loss) Per Share
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

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Numerator:
Net income (loss)	$(277,298)	$1,584,391	$(179,094)
Denominator:
Weighted-average shares — basic	668,772	664,709	591,232
Effect of dilutive securities:
Share-based awards	—	11,385	—
Weighted-average shares — diluted	668,772	676,094	591,232

Net income (loss) per share:
Basic	$(0.41)	$2.38	$(0.30)
Diluted	$(0.41)	$2.34	$(0.30)
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
Anti-dilutive potential shares are presented in the following table (in thousands):

	Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Weighted-average shares outstanding:
Share-based awards	11,268	1,124	20,435
Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive potential shares from share-based awards are also excluded from the calculation of diluted earnings per share for the years ended January 30, 2021 and February 2, 2019 due to the net losses reported in those periods.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — Segment and Geographic Information
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
The following table presents long-lived asset information based on the physical location of the assets by geographic region (in thousands):

	January 30, 2021	February 1, 2020
Property and equipment, net:
United States	$245,471	$265,685
Singapore	29,603	37,717
India	18,832	20,815
Israel	14,152	15,808
China	12,810	11,979
Others	5,257	5,088
	$326,125	$357,092

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of January 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2021.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021 using the criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 30, 2021.
The effectiveness of our internal control over financial reporting as of January 30, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report that is included herein.
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

Changes to Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the COVID-19 pandemic, we have modified our workplace practices globally, resulting in most of our employees working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We believe that our internal controls over financial reporting are being executed effectively and continue to be effective.

Item 9B.    Other Information
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Marvell Technology Group Ltd. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 16, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2021

PART III
Unless we file an amendment to this Form 10-K within 120 days after January 30, 2021 to include the Part III information, we intend to incorporate such information by reference to our definitive proxy statement in connection with our 2021 annual general meeting of shareholders to be held on June 3, 2021 (the “2021 Proxy Statement”), as described above.
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board” and “Information About Our Executive Officers” in our definitive proxy statement in connection with our 2021 annual general meeting of shareholders to be held June 3, 2021 (the “2021 Proxy Statement”), which will be filed with the SEC no later than 120 days after January 30, 2021.
Delinquent Section 16(a) Reports
The information required by Item 405 of Regulation S-K is incorporated by reference herein, as applicable, to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement.
Code of Ethics
We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial officer), Corporate Controller (our chief accounting officer) and any person performing similar functions) and employees. This Code of Ethics was most recently amended in March 2021. We will disclose future amendments to or waivers from our Code of Ethics and Business Conduct for Employees, Officers and Directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website www.marvell.com. None of the material on our website is part of our Annual Report on Form 10-K or is incorporated by reference herein.
Committees of the Board of Directors
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board - Committees of our Board of Directors” in our 2021 Proxy Statement.

Item 11.        Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board - Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of January 30, 2021:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders (3)(4)	16,567,652	$17.15	110,427,347
Equity compensation plans not approved by security holders (5)	2,208,951	$12.38	—

(1)Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 30, 2021).
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

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2021 Proxy Statement.
The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2021 Proxy Statement.

Item 14.        Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2021 Proxy Statement.

PART IV
Item 15.        Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements:
See the “Index to Consolidated Financial Statements” on page 52 of this Annual Report on Form 10-K.
2.Financial Statement Schedule:
See “Schedule II — Valuation and Qualifying Accounts” on page 108 of this Annual Report on Form 10-K:
All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits.

Exhibit No.	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Agreement and Plan of Merger by and among the Company, Kauai Acquisition Corp., and Cavium, Inc. dated as of November 19, 2017	8-K	000-30877	2.1	11/20/2017

2.2	Asset Purchase Agreement between Marvell and NXP dated May 29, 2019	10-Q	000-30877	2.1	9/4/2019

2.3	Agreement and Plan of Merger and Reorganization, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Inphi Corporation, Maui HoldCo, Inc., Maui Acquisition Company Ltd and Indigo Acquisition Corp.	8-K	003-30877	2.1	10/30/2020

3.1	Memorandum of Association of Marvell Technology Group Ltd.	10-K	000-30877	3.1	03/29/2018

3.2	Fourth Amended and Restated Bye-Laws of Marvell Technology Group Ltd.	8-K	000-30877	3.1	11/10/2016

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd. dated June 29, 2006, June 7, 2004, April 25, 2000, July 16, 1999, July 22, 1998, September 26, 1996 and March 10, 1995	10-Q	000-30877	3.5	06/05/2018

3.4	Certificate of Incorporation of Marvell Technology Group Ltd.	10-Q	000-30877	3.2	06/05/2018

3.5	Memorandum of Reduction of Share Premium dated August 8, 2011	10-Q	000-30877	3.4	06/05/2018

4.1	Specimen common share certificate for Marvell Technology Group Ltd.	10-K	000-30877	4.1	03/29/2018

4.2	Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.1	06/22/2018

4.3	First Supplemental Indenture, dated as of June 22, 2018, by and between Marvell Technology Group Ltd. and U.S. Bank National Association, as trustee	8-K	000-30877	4.2	06/22/2018

4.4	Form of 4.200% Senior Notes due 2023 (included in Exhibit 4.3)	8-K	000-30877	4.3	06/22/2018

4.5	Form of 4.87% Senior Notes due 2028 (included in Exhibit 4.3)	8-K	000-30877	4.4	06/22/2018

4.6	Description of Marvell Securities Registered under Section 12 of the Exchange Act	10-K	000-30877	4.6	3/23/2020

10.2#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011)	10-Q	000-30877	10.1	12/2/2011

10.2.1#	2000 Employee Stock Purchase Plan Form of Subscription Agreement as amended September 2020	10-Q	000-30877	10.3	12/4/2020

10.3#	Amended and Restated 1995 Stock Option Plan, amended through September 2020	10-Q	000-30877	10.1	12/4/2020

10.3.1#	Form of Stock Unit Agreement and Notice of Grant for use with 1995 Stock Option Plan (amended as of September 2020)	10-Q	000-30877	10.2	12/4/2020

10.3.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with 1995 Stock Option Plan (for options granted after September 20, 2013)	8-K	000-30877	10.2	9/26/2013

10.3.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan (for RSUs granted on or after August 2, 2010)	10-Q	000-30877	10.4	9/3/2010

10.3.4#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan	10-Q	000-30877	10.2	6/5/2014

10.3.5#	Form of Deferral Feature Stock Unit Agreement with Stock Unit Election Form for use with the Amended and Restated 1995 Stock Option Plan	10-K	000-30877	10.3.11#	03/29/2018

10.3.6#	Form of Relative TSR RSU Grant Notice	10-Q	000-30877	10.3	06/06/2019

10.3.7#	Form of Value Creation Performance Based Restricted Stock Unit Grant Notice	10-Q	000-30877	10.1	06/06/2019

10.3.8#	Form of Stock Unit Agreement and Notice of Grant under Amended 1995 Stock Option Plan	10-Q	003-30877	10.7	12/04/2019

10.4#	Marvell Technology Group Ltd. Executive Performance Incentive Plan	8-K	000-30877	10.1	7/2/2015

10.5#	Form of Indemnification Agreement with Directors and Executive Officers	8-K	000-30877	10.1	10/10/2008

10.6#	Indemnification Arrangement with Dr. Sehat Sutardja	8-K	000-30877	10.1	3/7/2011

10.7#	Offer Letter between the Marvell and Matthew J. Murphy and form of Severance Agreement attached thereto as Appendix B	8-K	000-30877	10.1	6/20/2016

10.7.1#	Severance Agreement with Matt Murphy as amended December 1, 2020	10-Q	000-30877	10.6	12/4/2020

10.8#	Marvell Technology Group Ltd. Change in Control Severance Plan and Summary Plan Description effective June 2016 and updated June 2020	10-Q	000-30877	10.1	8/28/2020

10.9#	Offer Letter between Marvell and Mitchell Gaynor	10-Q	000-30877	10.3	9/8/2016

10.10#	Offer Letter between Marvell and Andrew Micallef	10-Q	000-30877	10.5	9/8/2016

10.11#	Offer Letter between the Company and Jean Hu	8-K	000-30877	10.1	8/23/2016

10.12#	Severance Agreement between the Company and Mitchell Gaynor	10-K	000-30877	10.23	03/28/2017

10.13#	Offer Letter between Marvell and Raghib Hussain	10-Q	003-30877	10.3	09/12/28

10.14#	Severance Agreement between the Company and Willem Meintjes, dated December 9, 2016	8-K	003-30877	10.1	06/29/2018

10.15	Credit Agreement dated as of June 13, 2018, among Marvell Technology Group Ltd., the Lenders party thereto, Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent, and Bank of America, N.A., as the Revolving Facility Agent	8-K	003-30877	10.1	06/13/2018

10.16#	Summary of Fiscal 2021 Compensation Arrangements	10-Q	003-30877	10.1	05/29/2020

10.17	Warrant to Purchase Common Shares of Marvell dated June 5, 2019	8-K	003-30877	99.1	06/05/2019

10.18#	Cavium, Inc. 2016 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	003-30877	10.1	12/04/2019

10.19#	Cavium, Inc. 2007 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	003-30877	10.2	12/04/2019

10.20#	QLogic Corporation 2005 Performance Incentive Plan (including forms of grant notice and agreements)	10-Q	003-30877	10.3	12/04/2019

10.21#	Aquantia Corp. 2004 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	003-30877	10.4	12/04/2019

10.22#	Aquantia Corp. 2015 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	003-30877	10.5	12/04/2019

10.23#	Aquantia Corp. 2017 Equity Incentive Plan (including forms of grant notice and agreements)	10-Q	003-30877	10.6	12/04/2019

10.24#	Offer Letter for Dean Jarnac and promotion summary of terms	10-Q	003-30877	10.9	12/04/2019

10.25	Bridge Credit Agreement dated November 2019 among Marvell and the lenders party thereto, Wells Fargo Bank as administrative agent, Wells Faro Securities and Citibank	8-K	003-30877	10.10	11/05/2019

10.26	Commitment Letter, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Maui HoldCo, Inc., and JPMorgan Chase Bank, N.A.	8-K	003-30877	10.1	10/30/2020

10.27	Facilities Commitment Letter, dated as of October 29, 2020, by and among Marvell Technology Group Ltd., Maui HoldCo, Inc. and JPMorgan Chase Bank, N.A.	8-K	003-30877	10.2	10/30/2020

10.28	Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.	8-K	003-30877	10.1	12/08/2020

10.29	Revolving Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., Maui HoldCo, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as the Administrative Agent.	8-K	003-30877	10.2	12/08/2020

10.30	Amendment No. 1 to Credit Agreement, dated as of December 7, 2020, among Marvell Technology Group Ltd., the Lenders party thereto, Bank of America, N.A., as the Revolving Facility Agent, and Goldman Sachs Bank USA, as the General Administrative Agent and the Term Facility Agent.	8-K	003-30877	10.3	12/08/2020

21.1	Subsidiaries of Registrant				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP				Filed herewith

24.1	Power of Attorney (contained in the signature page to this Annual Report)				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	Filed herewith

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL

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

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 16, 2021	By:	/S/ JEAN HU
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

Name and Signature	Title	Date

/S/ MATTHEW J. MURPHY	President and Chief Executive Officer (Principal Executive Officer), Director	March 16, 2021
Matthew J. Murphy

/S/ JEAN HU	Chief Financial Officer (Principal Financial Officer)	March 16, 2021
Jean Hu

/S/ WILLEM MEINTJES	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2021
Willem Meintjes

/S/ TUDOR BROWN	Director	March 16, 2021
Tudor Brown

/S/ BRAD BUSS	Director	March 16, 2021
Brad Buss

/S/ EDWARD FRANK	Director	March 16, 2021
Dr. Edward Frank

/S/ RICHARD S. HILL	Chairman of the Board	March 16, 2021
Richard S. Hill

/S/ MARACHEL KNIGHT	Director	March 16, 2021
Marachel Knight

Name and Signature	Title	Date

/S/ BETHANY MAYER	Director	March 16, 2021
Bethany Mayer

/S/ MICHAEL STRACHAN	Director	March 16, 2021
Michael Strachan

/S/ ROBERT E. SWITZ	Director	March 16, 2021
Robert E. Switz

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended January 30, 2021
Allowance for doubtful accounts (1)	$2,126	$1,442	$(1,497)	$2,071
Deferred tax asset valuation allowance	$676,780	$72,688	$—	$749,468
Fiscal year ended February 1, 2020
Allowance for doubtful accounts (1)	$2,637	$3,448	$(3,959)	$2,126
Deferred tax asset valuation allowance	$597,829	$78,951	$—	$676,780
Fiscal year ended February 2, 2019
Allowance for doubtful accounts (1)	$984	$1,653	$—	$2,637
Deferred tax asset valuation allowance	$618,353	$—	$(20,524)	$597,829
(1)Beginning in fiscal 2019 upon the adoption of the new revenue recognition standard, the sales return reserve is included as a component of contract liabilities within accrued liabilities in the accompanying consolidated balance sheet. The additions and deductions to contract liabilities during fiscal 2021 is disclosed in “Note 3 - Revenue” in the accompanying notes to the consolidated financial statements.